Form 10QSB
period 2007-06-30
Advanced Growing Systems, Inc.
filed 2007-08-20
CIK 1369608

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ADVANCED GROWING SYSTEMS, INC.

(Name of Registrant as specified in its charter)

Nevada	20-4281128
(State or other jurisdiction of incorporation or jurisdiction)	(I.R.S. Employer Identification Number)

230 North Park Boulevard,

Suite 106,

Grapevine, TX 76051

(Address of principal executive offices)

(817) 416-2533

Issuer’s telephone number

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2007:Common Stock, $.001 par value 22,652,665 shares

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

INDEX

Part I – Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets at June 30, 2007 (Unaudited) and September 30, 2006 (Audited)	1

Consolidated Statements of Operations (Unaudited)
For the three and nine months ended June 30, 2007 and three months ended June 30, 2006 and the period from February 2, 2006 (Inception) to June 30, 2006	2

Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended June 30, 2007 and for the period from February 2, 2006 (Inception) to June 30, 2006	3

Notes to Consolidated Financial Statements	4-8

Item 2. Management’s Discussion and Analysis or Plan of Operation	9-10

Item 3. Controls and Procedures	10

Part II – Other Information

Item 1 Legal Proceedings	10

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	10-11

Item 3. Defaults upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5 Other Information	12

Item 6 Exhibits	12

Signatures	12

PART I Financial Information

Item 1.	Financial Statements

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	September 30, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$306,520	$230,733
Accounts receivable, net of allowance for doubtful accounts of $124,400 and $41,641	2,029,691	834,833
Inventories	2,140,030	480,030
Prepaid expenses	12,968	—
Employee advances	3,691	1,922

Total current assets	4,492,900	1,547,518

Property and equipment, net	2,344,296	331,607
Other assets	21,270	120,000

Total assets	$6,858,466	$1,999,125

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,870,008	$918,604
Convertible notes payable, net of discount	1,157,585	728,369
Line-of-credit	1,000,983	—
Current portion of capital lease obligations	21,108	7,074
Current portion of notes payable	78,777	203,500
Accounts payable, related parties	21,589	34,717

Total current liabilities	5,150,050	1,892,264

Long-term notes payable	374,918	—
Long-term portion of capital lease obligations	47,344	7,953

Total liabilities	5,572,312	1,900,217

Commitments and contingencies	—	—

Minority interest	380	380

Stockholders’ equity:
Preferred stock, Series A; par value $.001; 500,000,000 authorized; 4,750,000 issued and outstanding in 2007; none in 2006	4,750	—
Common stock; par value $.001; 500,000,000 authorized; 22,652,665 and 21,270,998 issued and outstanding	22,653	21,271
Treasury stock	(125,000)	—
Common stock warrants	1,692,516	—
Additional paid-in capital	2,769,031	911,194
Accumulated deficit	(3,078,176)	(833,937)

Total stockholders’ equity	1,285,774	98,528

Total liabilities and stockholders’ equity	$6,858,466	$1,999,125

See accompanying notes to interim consolidated financial statements.

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	February 2, 2006 (Inception) to June 30, 2006
Net sales	$3,905,596	$1,678,314	$8,192,826	$1,964,054

Cost of goods sold	2,790,858	1,210,764	5,946,968	1,491,818

Gross profit	1,114,738	467,550	2,245,858	472,236

Operating expenses	1,354,752	484,298	3,169,877	685,127
Occupancy expenses	122,565	77,695	315,299	86,581
Advertising expenses	22,929	—	59,607	9,400
Depreciation and amortization	83,929	12,815	173,610	17,906
Interest expense	41,246	—	123,190	—

Total expenses	1,625,421	574,808	3,841,583	799,014

Loss from operations before income tax benefit	(510,683)	(107,258)	(1,595,725)	(326,778)
Income tax benefit	—	—	—	—

Net loss	$(510,683)	$(107,258)	$(1,595,725)	$(326,778)

Net loss per common share	$(0.02)	$(0.01)	$(0.07)	$(0.02)

Weighted average shares outstanding	22,386,097	18,798,817	21,902,677	18,344,813

See accompanying notes to interim consolidated financial statements.

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30, 2007	February 2, 2006 (Inception) to June 30, 2006
Operating Activities
Net loss	$(1,595,725)	$(326,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,221	17,906
Stock-based compensation expense	254,384	18,000
Changes in operating assets and liabilities:
Accounts receivable	(1,194,858)	(836,572)
Inventories	(1,660,000)	(511,113)
Prepaid expenses	(12,968)	—
Employee advances	(1,769)	—
Other assets	(21,270)	—
Accounts payable and accrued expenses	1,951,404	745,332
Accounts payable, related parties	(13,128)	14,480

Net cash used in operating activities	(2,114,709)	(878,745)

Investing Activities
Purchases of property and equipment	(1,215,200)	(210,890)
Lease deposits	—	(17,000)

Net cash used in investing activities	(1,215,200)	(227,890)

Financing Activities
Proceeds from issuance of convertible notes payable	420,300	100,000
Proceeds from borrowings on line-of-credit, net	1,000,983	—
Proceeds from issuance of notes payable	—	250,000
Proceeds from issuance of common stock in private placement	—	880,000
Proceeds from preferred shares issued in private placement	2,340,835	—
Purchases of treasury stock	(125,000)	—
Payments on notes payable	(222,016)	—
Payments on capital lease obligations	(9,406)	(3,868)

Net cash provided by financing activities	3,405,696	1,226,132

Net increase in cash and cash equivalents	75,787	119,497

Cash and cash equivalents at beginning of period	230,733	—

Cash and cash equivalents at end of period	$306,520	$119,497

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$99,140	$—

Supplemental Disclosure Non-Cash Information
Purchases of property and equipment via issuance of notes payable and capital lease obligations	$535,041	$—

Purchases of property and equipment via issuance of Common Stock	$300,000	$—

Warrants issued with Series A Convertible Preferred	$1,692,516	$—

Reclassification of other assets to property and equipment	$120,000	$—

See accompanying notes to interim consolidated financial statements.

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

June 30, 2007

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein there has been no material change in the information disclosed in the notes to consolidated financial statements for the period from February 2, 2006 (Inception) through September 30, 2006 included in Advanced Growing Systems, Inc.’s (the “Company”) Form 10-SB, as amended and filed with the Securities and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-SB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Note 2 – Income Taxes

The Company and its subsidiaries file a consolidated federal tax return with the Company being the common parent corporation of the affiliated group and have executed a tax sharing agreement across corporate lines. Deferred tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The entire tax benefit is attributable to the net operating losses generated during the current fiscal periods.

Management has determined that the deferred tax asset may not be realized in the short term. Therefore, due to the short operating history of the Company, management has recorded a valuation allowance to reduce the deferred tax asset to zero. The net operating loss carryover from the fiscal year ended September 30, 2006 of $833,937 will expire in 2026 if not utilized.

Note 3 – Line-of-Credit

On January 17, 2007, Advanced Nurseries, Inc., a subsidiary of the Company, entered into a loan and security agreement with Presidential Financial Corporation (“Presidential”) for a line-of-credit of up to $2,000,000 based on 80% of approved receivables. A security interest was granted to secure the indebtedness of receivables, inventories, and furniture and fixtures. The interest rate to be charged by Presidential on the outstanding balance is 1% above prime as quoted in the Wall Street Journal. In addition a monthly service fee in the amount of zero point six percent (0.6%) of the average daily outstanding balance is to be paid to Prudential. The balance at June 30, 2007 was $1,000,983.

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Continued)

June 30, 2007

(Unaudited)

Note 4 – Notes Payable

The Company holds several convertible notes payable with various maturity dates ranging from June 2007 though December 31, 2007. As of June 30, 2007 the outstanding balance on the convertible notes was approximately $962,000. The notes bear interest at a rate of 10% per annum. Each convertible note has attachable warrants that are exercisable over a three-year period based on the execution date of the agreement. The exercise price is $2.50. The value of these warrants and the discount on the notes payable was estimated to be approximately $12,700 at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Volatility	100%
Assumed stock price (value of private placement during 2006)	$.19 per sh.
Expected life	3 years
Expected dividend yield	—
Risk-free rate	5.07% - 4.97%

Upon a conversion event, as defined below, the entire unpaid principal balance of the notes plus any unpaid interest will convert into common stock of the Company at a price equal to the conversion price that has been set at $1.00 per share. The conversion events are as follows:

1.	The Company trades on the Over-the-Counter Bulletin Board (“OTCBB”) and the stock price, split adjusted, is trading at or over $2.00 for 10 consecutive trading days.

2.	The Company trades on the OTCBB and has an annualized revenue run rate of $24,000,000.

TBECK Capital, Inc. (“TBECK”), a shareholder of the Company, agreed in December of 2006 to loan the Company up to $750,000 to assist in the expansion of the Company. As of June 30, 2007 the Company had received $205,300 in proceeds from this loan. As of March 31, 2007, TBECK and the owners of TBECK are not an affiliated party. The promissory note and accrued interest are convertible into preferred stock at that point in time in which the Company has authorized the issuance of preferred stock. The Company, in February of 2007, authorized the issuance of preferred stock and as such the promissory note and accrued interest will be converted to preferred stock during the quarter ending September 30, 2007. The conversion price is at $.50 per share of preferred stock. The preferred stock is convertible into common stock at the option of the holder on the basis of one share of preferred stock for one share of common stock. The note has a stated interest rate of 10% and warrants attached in an amount equal to the amount advanced at an exercise price of $1.00 per share. Total warrants under this promissory note are 205,300 shares and may be exercised up to five (5) years from the date of the promissory note by giving the Company notice. The conversion of this promissory note is not dependent on the market price of the stock at the time of conversion. The terms of this transaction and any other related party transactions are on terms comparable to those available from unaffiliated third parties.

The value of the warrants and the discount on the notes payable was estimated to be approximately $8,000 at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Volatility	100%
Assumed stock price (value of private placement during 2006)	$.19 per sh.
Expected life	5 years
Expected dividend yield	—
Risk-free rate	5.07 - 4.97

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Continued)

June 30, 2007

(Unaudited)

Note 5 – Related Party Transactions

During the month of February, 2007 the Company issued 466,667 shares of restricted stock to Aritex Consultants, Inc., a company controlled by the (“CFO”) of the Company for services rendered in connection with his position as the CFO. In accordance with SFAS 123 the stock issued was treated as an expense with the appropriate entry to common stock and additional paid-in-capital. The per share value used was $.35 per share, which was the value in a recent private sale of restricted stock. The market value for the 1st two weeks of February ranged from a high of $.90 to a low of $.55. The date of the resolution authorizing the issue, was February 9, 2007. The stock was issued in connection with the CFO’s agreement to continue to provide services and in recognition of past services. There was no restriction or forfeiture placed on the stock in connection with continued service.

In addition Aritex Consultants, Inc. loaned $20,000 to the Company on February 9, 2007 on an unsecured basis.

The two independent members of the Board of Directors received 10,000 shares each for services and an outside consultant received 100,000 shares for services rendered.

Note 6 – Private Placement of Series A Preferred Stock

On March 9, April 13 and May 3, 2007 the Company completed three (3) private placements in which the Company issued a total of 4,750,000 shares of its Series A preferred stock at a gross sales price of $.50 per share. Each share of preferred stock is convertible into one share of common stock and included common stock warrants with various series and amounts for a five-year period as follows:

Series No.	Number of Warrants	Conversion price
A	2,375,000	$0.80
B	2,375,000	$1.00
C	2,375,000	$1.10
D	2,375,000	$1.30
J	4,750,000	$0.80

	14,250,000

The above table reflects the warrants for all three transactions described above.

Within six (6) months following the initial Closing Date (March 9, April 13, and May 3, 2007 respectively), the Company shall list and trade its share of common stock on the Nasdaq OTC Bulletin Board, Nasdaq Capital Market, the Nasdaq Global Market, the American Stock Exchange, Inc. or the New York Stock Exchange, Inc. (each, a “Trading Market”). In the event the shares of common stock are not listed and trading on a Trading Market by the date that is six (6) months following the Closing Date, the Conversion Price (as defined in the Certificate of Designation) shall be adjusted to a price equal to seventy-five percent (75%) of the Conversion Price then in effect. In the event the shares of Common Stock are not listed and trading on a Trading Market by the date that is twelve (12) months following the Closing Date, the Conversion Price shall be adjusted to a price equal to fifty percent (50%) of the Conversion Price then in effect.

Commencing one year after the issue date if the Company issues additional shares of common stock at an amount less than the warrant price in effect, the Company may be required to adjust the warrant price pursuant to a formula indicated in the warrant document.

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Continued)

June 30, 2007

(Unaudited)

Note 6 – Private Placement of Series A Preferred Stock (continued)

The agreement also has requirements of the Company that have potential liquidating damages, which include the requirement to register the stock. If the Company fails to file a registration statement and have it declared effective during the Effectiveness Date period, as defined, the Company could be subject to a penalty of up to 2% of the holders initial investments per month to a maximum of 20%. The Effectiveness Date is defined as the earlier of the ninetieth (90th) day following the filing date of such Registration Statement or 120 days if the Registration Statement is to receive a full review. The Company has filed a registration statement on Form 10-SB within the 90 day requirement. Since the Company filed Form 10-SB within the ninety (90) days of the purchase, management believes that this requirement has been met and that no liquidating charges will be incurred. As a consequence of filing the Form 10-SB, the Company became a reporting company under the Securities and Exchange Act of 1934, as amended on June 19, 2007. The Company is still in the process of responding to additional comments from the SEC.

The Company may have exposure if it fails to deliver the stock after the warrants have been exercised. However, the Company has sufficient stock authorized that the Company officers do not believe that there will be any liquidating damage exposure.

Accounting for the various components of the private placement was utilized by reference to the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; Emerging Issues Task Force (“EITF”) Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF Issue No. 05-4, The Effect of Liquidated Damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.

The following table summarizes the allocation of the proceeds from the three separate private placements of preferred stock:

	March 9, 2007	April 13, 2007	May 4, 2007
Gross proceeds	$1,500,000	$500,000	$375,000
Share issuance costs	(28,629)	(2,553)	(2,886)

Net proceeds received	$1,471,371	$497,447	$372,114

Proceeds allocated to equity components
Series A preferred stock	$407,557	$137,788	$103,072
Common stock warrants	1,063,814	359,659	269,042
Beneficial conversion feature	(407,557)	(137,788)	(103,072)
Amortization of beneficial conversion feature as a dividend	407,557	137,788	103,072

Total equity allocation	$1,471,371	$497,447	$372,114

The preferred shares and warrants were issued to accredited investors without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. No general solicitation was made in connection with the offer or sale of these securities

Private placement warrants

The fair value of the warrants at the acquisition date was estimated to be $1,063,815, $359,659, and $269,042 and has been allocated between preferred stock, additional paid-in capital and the fair value of the warrants. The fair value of the warrants at the placement date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected warrant life of 5 years, risk-free interest rate of 5.06%, dividend yield of 0%, stock price of $.35 (value of treasury stock purchased) and expected volatility of 100%. The discount has been fully amortized as a dividend through retained earnings at the date of issue.

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Continued)

June 30, 2007

(Unaudited)

Private placement warrants (continued)

In accordance with EITF 98-05, the Company determined that the common stock warrants and preferred stock is to be valued according to the Black-Scholes option pricing model and that the relative values of each component is applied to the net proceeds received. Since the value of all of the detachable warrants is in excess of the net value of the preferred stock, the value of the preferred stock is to be treated as a discount attributable to the beneficial conversion feature of the instrument. Due to the terms of the document, management believes that the conversion of the preferred stock can be effective in the immediate future and therefore has amortized the discount as a dividend at the date of issuance through the accumulated deficit.

Note 7 – Acquisition of Manufacturing Facility

On March 29, 2007 the Company completed its acquisition of an organic fertilizer plant in Monticello, MS. The purchase was made with $500,000 in cash, 600,000 shares of the Company’s restricted stock and promissory notes to the prior owners in the principal amount of $472,210. The total recorded for the purchase of the plant was $1,272,210. The promissory notes to the prior owners are to be paid at the rate of $10,000 per month for a period of sixty (60) months. The interest rates on the promissory notes vary from 8.27% to 10.00%. Total to be paid over the sixty month period is $600,000 including principal and interest.

Note 8 – Purchase of Treasury Stock

In May of 2007, the Company acquired 357,143 of its own common stock for treasury for a purchase price of $125,000, or $.35 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company had a net loss of $ 510,683 ($.02 per share) for the three months ended June 30, 2007 compared to a net loss of $107,258 ($.01) for the three months ended June 30, 2006. For the nine months ended June 30, 2007 the Company had a net loss of $1,595,725 ($.07 per share) compared to a net loss of $326,778 ($.02 per share) for the period from February 2, 2006 (Inception) to June 30, 2006. Net sales from operations increased for the three months and the nine months ended June 30, 2007 as did all categories of expenses. Interest expense increased $41,246 for the three months ended June 30, 2007 over the three months ended June 30 2006. For the nine months ended June 30, 2007 interest expense increased $123,190 over the period from February 2, (Inception) to June 30, 2006. Operating expenses increased $870,454 for the three months ended June 30, 2007 over the three months ended June 30, 2006. The operating expenses for the nine months period ended June 30, 2007 increased $2,484,750 over the period from February 2, 2006 (Inception) to June 30, 2006. Even with the increasing revenues, the increase in operating expenses caused all periods represented in these financial statements to show losses from operations. The rapid expansion of the Company, which includes opening two additional locations for the Nursery division and the acquisition of the organic fertilizer plant in Mississippi, contributed greatly to the increase in the general and administrative expenses of the Company.

Consolidated revenues increased $2,227,282 for the three months ended June 30, 2007 over the three months ended June 30, 2006. The increase in revenues for the nine-month period ended June 30, 2007 increased $6,228,772 over the period from February 2, 2006 (Inception) to June 30, 2006.

Plan of Operations

Advanced Nurseries, Inc. (“ANI”), currently consists of three commercial distribution sites which continue to meet gross revenue projections. ANI is currently negotiating for a fourth site. All three of our sites are experiencing continued growth with monthly revenue for the second quarter averaging over $1,300,000. In July, a traditionally “off” month in management’s opinion, ANI reports a $92,000 profit before corporate expenses. Management believes that our experienced staff will continue to build upon our strong reputation with good customer service and a quality product. Our two new locations in Braselton and Marietta, Georgia are experiencing growth while our original Alpharetta, Georgia location is continuing to grow. Our business plan includes our proposed fourth location, which management intends will further our exposure in the Atlanta market by giving us a much needed presence on the “Southside” of Atlanta. Upon completion of this new location, we will then have nurseries in all four geographical quadrants of metro Atlanta. This new location will be implemented upon securing the appropriate qualified personnel. We anticipate, but cannot guarantee, continued growth at all of our locations. Plans for the first quarter of 2008 include expansion into both Charlotte, NC. and Nashville, TN. Both sites are to be implemented given adequate funding and securing of personnel. We are currently looking at possible sites and staff.

Organic Growing Systems, Inc. (“OGSI”), currently consisting of our centrally located plant in Monticello, MS. and our original distribution points in Houston, Texas and Alpharetta, Georgia have also expanded distribution to Florida, California, and Colorado, with deals underway in Michigan and New Jersey. OGSI management has made the requisite improvements to our plant in Mississippi, including but not limited to: remodeling of our office and laboratory, replacement of hammer and pellet mills, multiple conveyors, hiring additional staff in order to increase our production capabilities to over 30 tons per day, as well as replacing dies, chains, and all wear-and-tear components. We have also implemented new maintenance policies in order to prevent unnecessary repair and replacement costs. Our final capital improvement planned for this year will be to replace our dryer with one that will better suit our production capabilities. We are currently seeking qualified sales personnel throughout the Southeast to expand our reach into new markets and increase revenue and help to build an economy of scale to decrease production costs and increase sales margin. Our current sales staff has many test plots out and sales figures pending with newly added distributors. As a traditional seasonal industry, with the bulk of sales in the spring and fall, we expect, but cannot be assured of, increased revenue in the fall.

Financial Condition and Liquidity

The Company, in order to continue its growth and provide the necessary capital for expansion, during the nine months ended June 30, 2007, completed private sales of its Series A preferred stock of 4,750,000 shares convertible into common shares at a 1:1 conversion ratio, at a price of $0.50 per share with additional warrants to acquire common stock as further described in Note 6 of the notes to interim consolidated financial statements.

Management anticipates that most, if not all, of the convertible promissory notes payable will be converted to equity during the last quarter of the current fiscal year ending September 30, 2007. In the opinion of management with the growth that the Company has demonstrated during the nine months ended June 30, 2007 additional equity will be secured either through the exercise of warrants and/or additional private placement of its preferred stock to assist in the expansion of the Company.

ITEM 3.	CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act.” This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities

Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, April 13 and May 3, 2007 the Company completed three (3) private placements in which the Company issued a total of 4,750,000 shares of its Series A preferred stock at a gross sales price of $.50 per share. Each share of preferred stock is convertible into one share of common stock and included common stock warrants with various series and amounts for a five-year period as follows:

Series No.	Number of Warrants	Conversion price
A	2,375,000	$0.80
B	2,375,000	$1.00
C	2,375,000	$1.10
D	2,375,000	$1.30
J	4,750,000	$0.80

Total	14,250,000

The above table reflects the warrants for all three transactions described above.

Within six (6) months following the initial Closing Date (March 9, April 13, and May 3, 2007 respectively), the Company shall list and trade its share of common stock on the Nasdaq OTC Bulletin Board, Nasdaq Capital Market, the Nasdaq Global Market, the American Stock Exchange, Inc. or the New York Stock Exchange, Inc. (each, a “Trading Market”). In the event the shares of common stock are not listed and trading on a Trading Market by the date that is six (6) months following the Closing Date, the Conversion Price (as defined in the Certificate of Designation) shall be adjusted to a price equal to seventy-five percent (75%) of the Conversion Price then in effect. In the event the shares of Common Stock are not listed and trading on a Trading Market by the date that is twelve (12) months following the Closing Date, the Conversion Price shall be adjusted to a price equal to fifty percent (50%) of the Conversion Price then in effect.

Commencing one year after the issue date if the Company issues additional shares of common stock at an amount less than the warrant price in effect, the Company may be required to adjust the warrant price pursuant to a formula indicated in the warrant document.

The agreement also has requirements of the Company that have potential liquidating damages, which include the requirement to register the stock. If the Company fails to file a registration statement and have it declared effective during the Effectiveness Date period, as defined, the Company could be subject to a penalty of up to 2% of the holders initial investments per month to a maximum of 20%. The Effectiveness Date is defined as the earlier of the ninetieth (90th) day following the filing date of such Registration Statement or 120 days if the Registration Statement is to receive a full review. The Company has filed a registration statement on Form 10-SB within the 90 day requirement. Since the Company filed Form 10-SB within the ninety (90) days of the purchase, management believes that this requirement has been met and that no liquidating changes will be incurred. As a consequence of filing the form 10-SB, the Company became a reporting company under the Securities Exchange Act of 1934, as amended on June 19, 2007. The Company is still in the process of responding to additional comments from the SEC.

The Company may have exposure if it fails to deliver the stock after the warrants have been exercised. However, the Company has sufficient stock authorized that the Company officers do not believe that there will be any liquidating damage exposure.

Accounting for the various components of the private placement was utilized by reference to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF Issue No. 05-4, The Effect of Liquidated Damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.

The following table summarizes the allocation of the proceeds from the three separate private placements of preferred stock:

	March 9, 2007	April 13, 2007	May 4, 2007
Gross proceeds	$1,500,000	$500,000	$375,000
Share issuance costs	(28,629)	(2,553)	(2,886)

Net proceeds received	$1,471,371	$497,447	$372,114

Proceeds allocated to equity components
Series A preferred stock	$407,557	$137,788	$103,072
Common stock warrants	1,063,814	359,659	269,042
Beneficial Conversion feature	(407,557)	(137,788)	(103,072)
Amortization of Beneficial conversion feature as a dividend	407,557	137,788	103,072

Total equity allocation	$1,471,371	$497,447	$372,114

Private placement warrants

The fair value of the warrants at the acquisition date was estimated to be $1,063,815, $359,659, and $269,042 and has been allocated between preferred stock, additional paid-in-capital, and the fair value of the warrants. The fair value of the warrants at the placement date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected warrant life of 5 years, risk-free interest rate of 5.06%, dividend yield of 0%, stock price of $.35 and expected volatility of 100%. The discount has been fully amortized as a dividend through retained earnings at the date of issue.

Item 3.	Defaults upon Senior Securities - None

Item 4	Submission of Matters to a Vote of Security Holders - none

Item 5	Other information - None

Item 6.	Exhibits

Rule 13-a-14(a)/Rule 15d-14(a) Certifications:

31.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

31.2	Certification of Lyle J. Mortensen, Principal Financial Officer of the Company, filed herewith

Section 1350 Certifications:

32.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

32.2	Certification of Lyle J. Mortensen Principal Financial Officer of the Company, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED GROWING SYSTEMS, INC.
(Registrant)

Date: August 20, 2007	by	/s/ Chris J. Nichols
Chris J. Nichols, President and Principal Executive Officer

Date: August 20, 2007	by	/s/ Lyle J. Mortensen
Lyle J. Mortensen, Principal Financial Officer

Exhibit Index

Exhibit Number	Description
Rule 13-a-14(a)/Rule 15d-14(a) Certifications:

31.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

31.2	Certification of Lyle J. Mortensen, Principal Financial Officer of the Company, filed herewith

Section 1350 Certifications:

32.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

32.2	Certification of Lyle J. Mortensen Principal Financial Officer of the Company, filed herewith.