Form 10KSB
period 2007-09-30
ADVANCED GROWING SYSTEMS, INC.
filed 2008-01-15
CIK 1369608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

Commission file number

ADVANCED GROWING SYSTEMS, INC.

(Name of Registrant as specified in its charter)

Nevada	20-4281128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or jurisdiction)	Identification Number)

3050 Royal Boulevard South, Ste 135

Alpharetta, GA 30022

(Address of principal executive offices)

Registrant’s telephone number, including area code: (678) 387-5061

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act: None

Common Stock, $.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Issuers revenue for the most recent fiscal year was $10,704,285.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2007 was $4,586,424 based on a closing price of $.56 as reported on the pink sheets.

On September 30, 2007, 23,245,065 shares of the Company’s common stock, par value $.001 per share, were outstanding

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORWARD-LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report carefully. Although management believes that the assumptions underlying the forward-looking statements included in this annual report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This document describes important information about our Company and business. All information that might be material to investors and is required pursuant to the item requirements of Form 10-KSB is discussed within. You should read this entire document and the consolidated financial statements and related notes included carefully, including the “Risk Factors” section

Business Development

Advanced Growing Systems, Inc. (“AGWS” or the “Company”) was incorporated on February 2, 2006 under the laws of the state of Nevada. On June 20, 2006, AGWS was merged into Non-Lethal Weapons, Inc.(“NLW”), a California company trading its shares of common stock on the “pink sheets.” NLW was originally incorporated in California on February 28, 1983 under the name of Western Micro Distributors, Inc.(“WMD”). On October 25, 1989 WMD merged with P.C. Craft, Inc., a Delaware corporation with WMD as the survivor corporation. WMD then changed its name to PCC Group, Inc.(“PCC”). On July 25, 2005 the name of PCC was changed to Non-Lethal Weapons, Inc. Following the merger of AGWS into NLW, we changed our name to Advanced Growing Systems, Inc.(“AGWS”) and changed the state of domicile from California to Nevada. Our operating subsidiaries include Advanced Nurseries, Inc.(“ANI”), a Georgia corporation incorporated on February 10, 2006 and Organic Growing Systems, Inc.(“OGSI”), incorporated on January 19, 2006 in the State of Texas. Our fiscal year ends September 30th of each year. We have not filed for any bankruptcy, receivership or similar proceeding. The Company filed Form 10- SB for Registration of Securities on Form 10-SB to register its common stock, par value $0.001, pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 12(g) generally requires registration within 120 days after the last day of the first fiscal year in which an issuer has total assets exceeding $10 million and a class of equity security held of record by 500 or more persons. The Company does not meet the stated thresholds, and this filing of Form 10-SB was a voluntary filing. This registration statement went effective 60 days after the initial filing of Form 10-SB and as such we are subject to the requirements of Regulation 13A under the Exchange Act, which requires us to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, and we will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g).

NLW was a non-operating company prior to the merger with Advanced Growing Systems, Inc. To the best knowledge of management none of the predecessor companies that were merged into NLW were operating companies. The merger into NLW was viewed by management as a way to take the Company public through an existing “Pink Sheet” trading, or inactive, company. As a public company management felt that the Company could more easily attract investors, additional funding for expansion and provide for a return on investment for all investors. NLW was acquired in a transaction with independent third parties, and as such, qualifies as an arms-length transaction.

AGWS is the parent company of OGSI (an Organic fertilizer manufacturer) www.organicgrowingsystems.com and ANI (a wholesale group of commercial nurseries located in the Southeastern US) www.advancednurseries.com. The original officers of OGSI were Martin Reiner and Lon Musgrove. They brought the formulas to the organic fertilizer subsidiary that are used in the production of OGSI’s organic fertilizer. ANI provides direct distribution channels for OGSI through their nursery locations.

Principal Products and Services

AGWS’s common stock currently trades on the “Pink Sheets” under the symbol AGWS.PK. AGWS provides executive management, accounting, sales and marketing support for its two subsidiary companies. The employees of AGWS and its consultants include Chris Nichols, the Chief Executive Officer and Lyle Mortensen, Chief Financial Officer that provide the leadership not only for AGWS, but they also provide direction for the sales efforts and financial management for the subsidiaries. Mr. Nichols provides the sales and day-to-day operations direction, and Lyle Mortensen is responsible for the accounting functions of not only the parent company but he oversees the accounting for the subsidiaries.

ANI is a wholesale plant, tree and shrubbery distributor focused on the professional/commercial landscape contractor industry in the Southeastern United States. ANI has three locations in the Northern GA area: 755 Union Hill Road, Alpharetta; 8270 Highway 53, Braselton; and 661 South Cobb Drive, Marietta. ANI allows for vertical integration with OGSI through their distribution channels and similar end-user base. ANI buys plant material throughout the southeast directly from specialty growers. Major suppliers of nursery stock for ANI are Monrovia Growers, Windmill Nurseries, Leo Gentry, Southeastern Growers, Green Leaf Nurseries and Mountain Valley Growers. Availability is good from all suppliers. These relationships provide a direct opportunity for OGSI fertilizer sales in the spring and fall planting seasons. ANI sells directly to the commercial landscape contractors and to retail nurseries. Both the contractors, bought through commercial channels for direct end use, and the retailers, buying for retail sales to the homeowner, provide OGSI with fertilizer sales opportunities. ANI also sells the OGSI fertilizer products from each nursery location.

OGSI is a fertilizer manufacturer that utilizes chemistry to enhance the way Nitrogen is delivered to any plant through a base poultry litter (chicken fecal matter), organically. Our process utilizes a food-grade chemistry (sterile, ingestible, organic and non-hazardous) to produce a licensed organic fertilizer. The nitrogen is available not only in the fecal matter but also in the protein in the added feather meal. The heat process utilized changes the manure’s soluble form of nitrogen to an insoluble form. The principal suppliers of raw materials in the manufacturing process are Ampro Products, Inc. and C.S. Hoskins. Availability of the chicken fecal matter and other raw materials are readily available for use in the production process. Approximately 50% of the sales of OGSI are generated from one particular vendor, Harris County Flood Control District. Additional customers are being added to the customer base so that the Company is not dependent on one particular customer. The Company is upgrading equipment and on-site management monitors the quality of raw materials purchased, the proper drying and the quality of the end product at the time of packaging the fertilizer.

Our Principal Competitive Strengths

We believe we have the following principal competitive strengths:

•

We have developed a large customer base of over 500 active contractors buying from all combined locations. The Company started operating on February 2, 2006 and generated a loss of $833,937 during the first eight months of operations. The Company also generated a loss of $2,951,292 for the year ended September 30, 2007. Our total number of customers is substantially lower than our largest competitors, which include John Deere Landscapes and Skinner Wholesale Nurseries.

•

We currently own a manufacturing facility (acquired in March 2007 with $500,000 cash; 600,000 shares of restricted stock; and notes payable at $10,000 monthly for five (5) years) for the organic fertilizer products and have increased capacity from 2 to 4 tons per hour.

Our Growth Strategies

OGSI management plans on allocating $224,000 to a second pellet mill, dryer/cooler and hammer mill to further increase capacity and increase run times. Current production costs run approximately $140 per ton and can possibly be brought down to sub-$125 per ton with increased conveyor speed and decreased drying times. Management believes that fixed production costs such as gas and electricity will be brought down on a per unit produced basis as the speed and productivity of the existing equipment are increased. Cash to implement plans will be drawn from an institutional round of financing utilizing preferred stock and additional warrants. Management began changes to the plant in 2007. The financing for the plant changes may further dilute existing shareholders and will not in any way guarantee increased future sales or profitability.

ANI management located a prospective 4th location and signed a Letter of Intent effective October 5, 2007, to lease 6.31 acres in McDonough, GA (30 miles south of Atlanta). Execution of the completed contract is dependent on receipt of proper zoning and permitting, at which time the Company will commence improvements, with an anticipated grand opening date of March 1, 2008. This location will begin selling wholesale nursery goods at that time. The minimal approximate cost to develop this site, based upon historical data from the other three nurseries, is $250,000. Management also located a prospective 5th location and signed a Letter of Intent effective October 10, 2007, to lease 11 usable acres in Pineville, NC (a suburb of Charlotte). Execution of the completed contract again is dependent on proper financing, zoning and permitting. Zoning for this location is under a Pineville build-out moratorium that will push the scheduled grand opening to April 1, 2008, at which time this site will begin selling wholesale nursery goods. The minimal approximate cost to develop this site, based upon historical data from the other three nurseries, is $200,000. Funds to implement plans will be drawn from an institutional round of financing utilizing preferred stock and additional warrants. Financing for the nursery additions may further dilute existing shareholders and will not in any way guarantee increased future sales or profitability.

The Company plans to attend multiple industry conferences such as the Southern Nursery Association in August of each year and to interact directly with the contractor end-user base. Management plans to further utilize direct mail and telemarketing campaigns to reach additional customers. The Company plans to utilize monthly and electronic newsletters to reach additional customers and to utilize local, regional and national tradeshows to garner new customers and build product awareness for both its fertilizer products and wholesale nursery goods. Management will utilize the current OGSI website to enhance the marketing and awareness of its product, through organic and green industry directories, links and search engines. Additional salespeople capable of locating and closing potential customers will be added as needed. These salespeople will utilize regular mail, telephone, email and direct personal contact with prospective customers to further develop the Company customer base. The Company plans to increase its distribution abilities by adding local and regional distributors who will purchase its fertilizer products and resell to their customer base. All sales and marketing activities will be financed with current cash flow and/or capital raises through the sales of common or preferred securities. Full implementation of the sales and marketing plan is expected by July 31, 2008 at an approximate cost of $150,000. Marketing activities could further dilute existing shareholders and does not guarantee increased sales and may add to current losses.

The Nursery division plans to expand its existing nurseries and develop additional locations in 2008 and 2009. Management intends to acquire plant and tree farms to increase inventory control and possibly increase delivered gross profit margins. The Company plans to expand into additional markets within the United States and where possible into international markets with topsoil depletion issues and water pollution problems. Management plans to utilize capital raised through the sales of Company common stock and/or preferred stock to add locations, purchase plant and tree farms and expand geographically. With these financing tools, the expansion will further dilute shareholders and will not guarantee increased future sales or profitability.

Targeted Markets

Advanced Nurseries, Inc.

Nationally, only a few years ago, there were relatively few landscape contracting companies doing an annual gross sales volume in excess of $5 million. These numbers have increased more than five-fold. There are at least a dozen companies now doing close to $100 million in gross revenue annually. One company does in excess of $750 million, and another is reaching the $500 million annual mark. The $50 million to $80 million annual volume niche is also swelling. (Status Report: Irrigation and Green Industry Outlook 2006) Another area of growth is new start-ups. A survey, as quoted in the previously cited Status Report, in Lawn and Landscape Magazine was taken indicating that “there are approximately 13,000 start-ups each year. At least fifty percent of these don’t survive the third year. The net result is that we gain approximately 6,000 new companies annually nationwide.”

The total market includes landscape construction/build, landscape maintenance, irrigation installation and repairs, landscape lighting, water features, power equipment, nursery supplies, fertilizer, chemicals, etc.

Organic Growing Systems, Inc.

The United States fertilizer market is comprised almost exclusively of synthetic chemistry. The organic fertilizer approach is at odds with most of the $35 billion lawn-and garden-care industry (Wall Street Journal, April 15, 2006). Also as quoted in the same Wall Street Journal article “ A recent survey from the National Gardening Association and Organic Gardening magazine found that, while only 5% of U.S. households now use all-organic methods in their yards, some 21% said they would definitely or probably do so in the future”.

PRODUCT APPLICATIONS

Home, Lawn & Garden

•	Safe around children and pets

•	One product for all fertilizer needs

•	No run-off into waterways and lakes

•	Non-burning

•	Greener, healthier lawns and plants

•	Tastier fruits

•	Less frequent application than synthetics

•	Quick growth

•	Less watering required

We believe that our organic fertilizer is ideal for lawns on which children are playing. Once applied and watered in, there is no residual odor. Children, as well as adults, are not exposed to toxic chemicals and heavy metals commonly found in synthetic fertilizers. TOP Organic Fertilizer (our flagship product, described further below) goes to work immediately fostering a microbial bloom that releases nutrition to the plants. One cannot over-apply the fertilizer and thus the risk of burning plant roots is eliminated.

Turf Growers and Sports Facilities

•	Quick green-out and slow-release

•	No dormancy

•	Environmentally sound non-leaching

•	Easy and less frequent application

•	Less water required

•	Non-toxic, non-burning

•	Ideal for golf courses, polo fields, athletic fields and campuses

With proper nutrition, grass will grow faster, be greener, use less water, eliminate nuisance weeds and not leach into the nearby waterways and lakes.

Our poultry litter-based fertilizer is treated with organic chemistry to remove all dangers of burning, reduce the odor and change the nitrogen from soluble to insoluble. Using TOP Organic Fertilizer allows turf growers to increase their productivity by growing out fields in less time with reduced water requirements and application costs.

Sport facilities, such as golf courses, polo fields and football fields are strong target markets. New sod can be placed directly on top of the fertilizer, as it cannot burn.

Landscape maintenance lends itself perfectly to TOP Organic Fertilizer. TOP Organic Fertilizer can be easily applied to existing lawns by top dressing.

Competition

Advanced Nurseries, Inc.

ANI has positioned its operations in the heart of the Southeastern United States, located in Atlanta, Georgia. We are in direct competition with well-established local brands such as John Deere Landscapes, Skinner Wholesale Nurseries, Pike Wholesale Nurseries and Shemin Nurseries.

Organic Growing Systems, Inc.

Our indirect competition is massive and well established, specifically the Synthetic Chemical Fertilizer Industry which includes ADM, Scott/Miracle Grow and Potash which all trade on the New York Stock Exchange. Our direct competition is much smaller and regionally focused and includes products from ERTH Products, Agrirecycle and Cockdoodle DOO.

Patents, Trademarks, Licenses, Franchises, Royalty Agreements

Our flagship product is our TOP Organic Fertilizer, a product licensed in each state by the respective State Agriculture Department. This product utilizes several proprietary processes in its manufacture. Its “value-added” character is achieved by our organic chemical manufacturing process. This process utilizes Chitosan as a pellet binder and nutrient source, yucca extract to minimize odor and feather meal as a source of protein and slow-release Nitrogen. The Chitosan and yucca are delivered in a liquid form and added throughout the process. This method takes most of the (N) nitrogen indigenous to raw poultry litter and controls it, by making the (N) nitrogen water insoluble. The resulting fertilizer is sterile and replete with micro-nutrition: Iron, Sulfur, Calcium, Magnesium, Manganese, Phosphorus, Copper, Sodium, and Chloride. These are essentially all the elements necessary to provide plant health.

The factory in Monticello, Mississippi, is designed to process raw poultry litter and convert it into fertilizer. The process is as follows:

Raw poultry litter is placed in a mixer where for ten minutes it is mixed with an organic plant extract and feather meal.

The treated litter is conveyed to a hammer mill where it is further pulverized.

By conveyor it is moved to a pellet mill where the mixture is formed into pellets.

By conveyor the pellets are moved to a dryer/cooler operation.

The final step is to either collect the pellets in large one-ton totes or move the pellets to a bagging line where they are packaged in 40 and 50-pound bags for sale.

The one-ton totes are either sold as “bulk” fertilizer or used for storage and movement to the bagging line.

This package of “insoluble” (N) nitrogen and elemental micro-nutrition grows “any plant in any kind of soil.” We believe that it is the perfect combination of energy fabricated into a solid pellet of dense carbon that replenishes the soil food web so that plant health is optimized. We deliver energy to the soil and by doing so we “feed the soil and the soil feeds the plant.” The amount of water used decreases by 2/3 the amount used with synthetic fertilizers as it is not necessary to wash away excess (N) nitrogen to protect the plant from chemical burn.

The process of changing Nitrogen from soluble to insoluble, the addition of high levels of micro-nutrition and the application of specialized extracts to eliminate significant levels of very unpleasant odors are all closely-held trade secrets of the Company.

Employees

We currently employ approximately 54 full-time employees in Georgia, Texas and Mississippi. We have 4 employees in senior management at the parent level. We have 16 employees in sales positions, 6 employees in branch management positions, 24 employees in yard/mill/delivery positions, 1 employee in marketing and 3 employees in accounting. We have employment agreements with key employees. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

Regulatory Mandates

Currently all products and/or licenses are secured prior to shipments of inventory items, as a variety of states have specific applications and licenses that need to be obtained before any fertilizer product can be shipped. Typical costs associated with each state’s licensing and permitting are less than $500 per state.

If government approval of the manufacturing facility or other environmental requirements are deemed necessary, the Company will take the required steps. At the present time the Company has received assurances that the organic fertilizer facility acquired in March of 2007 is environmentally safe and all applicable permits and licenses are in good order. (Tests conducted by Environmental Management Services, Inc. in Mississippi, which is a third-party agency hired to conduct soil analysis to determine the preexistence of hazardous chemicals and/or materials).

Reports to Security Holders

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov). We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-KSB.

Risk Factors

This registration statement contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Registration Statement. The following risk factors should be considered carefully in addition to the other information in this Registration Statement, before purchasing any of the Company’s securities.

General economic conditions could impact the economic condition of the Company.

General economic conditions including both the new home construction market and the resale market could materially impact the operating results of the company. Both the new home market and the commercial development market are a significant source of revenue for our customer base. Management believes higher interest rates and lack of financing liquidity for home and commercial developers make prospects for continued development and expansion limited and could materially affect our ability to implement our growth plans and could ultimately affect our ability to remain a going concern. Included in such economic conditions and market demands are the following factors:

•

Increased demand for organic fertilizer products in the United States could substantially increase the demand for our litter feedstock and the resulting price of the feedstock, reducing our profitability or increasing our losses.

•	Fluctuations in the demand for products or the introduction of similar products at a reduced cost could reduce the demand for our fertilizer product which could materially increase our current losses.
•	Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations to suffer.

•

Operating hazards attendant to the operating of the fertilizer facility, including the substantial risk from open industrial machines (conveyors, mills, dryers, bagging equipment) and from industrial equipment (forklifts, semi trucks). These hazards could result in the injury and/or death of the operator and could pose substantial financial hardship to the Company.

•

Climatic conditions such as prolonged periods of extreme cold, extreme heat, drought, and prolong periods of rain could negatively affect our ability to sell product. These affects could cause our plans to be diverted and results could be significant additional losses.

Our ability to generate revenue or obtain outside financing can adversely impact our profitability

Our ability to generate sufficient cash flows to operate or the inability of our contractor customers to pay in a timely manner would have material adverse affects on our business and our operating results.

Our business plan requires achieving certain milestones and the failure to reach such milestones may potentially reduce our profitability and may lead to additional losses, which could be significant.

Availability of capital or other financing to add additional facilities may be too costly to pursue. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute the common stock book value. This dilution may be material.

We expect intense competition in our industry.

The organic fertilizer business is highly competitive with many companies having access to the same market. Many of our competitors are large, diversified companies with significant expertise and contacts. Many of these competitors have greater name recognition, greater financial and other resources, more significant research and development staffs, marketing and distribution programs and facilities, and longer operating histories than we have, and these competitors can be expected to compete within the business in which we engage and intend to engage. These other companies have significant resources to begin the production of poultry-based organic fertilizer if they choose to do so. Prolonged production and sales at reduced costs could materially affect our ability to reach profitability and could worsen our current losses. We cannot be assured that we will succeed in the face of strong competition from other companies or that we will have the necessary resources to be competitive and to achieve a profitable position in the marketplace. If we are unable to compete effectively, our results of operations and financial condition would be adversely affected and such affects could be significant.

The production and sales of our products could be decreased as a result of environmental compliance requirements.

Given the nature of our business, we face environmental risks from the use of animal fecal matter or a reduction in available raw material due to animal disease. In any event, the increased costs of maintaining an environmentally safe product could have a material adverse effect on our operations and financial condition.

Our products and services are subject to regulations with which compliance is costly and which expose us to penalties for non-compliance. We may not be able to obtain required regulatory approvals for our products and services in a cost-effective manner or at all, which could adversely affect our business and results of operations.

Regulatory developments dealing with the application of pelletized fertilizer could negatively impact future revenue and could be imposed on both a regional and national level. Availability and cost of materials and equipment could limit the ability to build additional facilities or add additional production capacity. The regulatory process requires significant time, effort and expenditures and we cannot assure that any of our products will be approved for sale. Any failure to obtain regulatory approvals or clearances could prevent us from successfully marketing our products. Our failure to comply with applicable regulatory requirements could result in governmental agencies:

•	imposing fines and penalties on us;

•	preventing us from manufacturing or selling our products;

•	delaying the introduction of our new products into the market;

•	recalling or seizing our products; or

•	withdrawing or denying approvals or clearances for our products.

If any or all of the foregoing were to occur, our business, prospects, financial condition or results of operations could be adversely affected.

We depend heavily on key personnel and retaining a skilled labor force.

Our performance is substantially dependent on the performance of our Chairman and Chief Executive Officer, Chris J. Nichols and other key employees. Although none of these employees has indicated that he intends to leave the Company, the loss of the services of any of these employees could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, our ability to find and retain knowledgeable personnel is critical to future growth. Management believes that our expansion is dependent on a highly skilled sales force. Our ability to attract qualified personnel could materially negatively affect our operations and our prospects for profitability. We do not currently carry key-man life insurance on any of our officers or managers.

Because we have experienced operating losses since inception, it is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations.

We suffered net losses since our inception, specifically a net loss of $833,937 for the period from inception to September 30, 2006 and a net operating loss of $2,951,292 for the fiscal year ended September 30, 2007. These losses are the result of an inadequate revenue stream to compensate for our operating and overhead costs. We expect losses to continue for the foreseeable future. The size of these losses will depend in part on any future location expansions and the rate of increase in our expenses as a result of our expansion. Several factors, including consumer acceptance, competitive factors and our ability to successfully develop and market our products, make it impossible to predict when or whether we will generate significant revenues or attain profitability. Consequently, we may never achieve significant revenues or profitability and, even if we do, we may not sustain or increase profitability on a quarterly or an annual basis in the future. Our ability to continue in business could be jeopardized if we are not able to achieve positive cash flow or profitability or if we are not able to obtain any necessary financing in the future on satisfactory terms.

We may be unable to meet our future capital requirements.

Based on our current operating plan, we anticipate that we will need additional capital in the near future. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our future expansion, develop or enhance our products or services or respond to competitive pressures. In that event, shareholders could lose their entire investment. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current shareholders will be diluted.

We may never pay any dividends to our shareholders.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Additionally we may never have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Because we are quoted on the Pink Sheets instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our stock.

Our common stock is traded on the Pink Sheets. The Pink Sheets are often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the Pink Sheets as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur may have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

We will be subject to blue sky considerations.

Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and those persons desiring to purchase them in any trading market that may develop in the future, should be aware that there may be significant state blue sky law restrictions on the ability of investors to sell and of purchasers to buy our securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

Our common stock may be considered “a penny stock” and may be difficult for you to sell

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been for all of its trading history less than $5.00 per share, and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to buy or sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded over the counter OTC on the Pink Sheets, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act of 2002 could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the applicable opinions or attestation report from our independent registered public accounting firm that the Sarbanes-Oxley Act requires publicly & traded companies to obtain.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-KSB for our fiscal year ending September 30, 2008 furnish a report by our management on our internal control over financial reporting. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general, administrative and professional expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management team is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our independent registered public accounting firm will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, (“PCAOB”). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ additional qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot be assured that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual attestation reports from our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Investors could be diluted from the issuance of additional common stock and conversion of current and possible future preferred stock.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our new branding and marketing initiative and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategies. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our Company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategies, and our business, results of operations and financial condition would be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers will be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

As of September 30, 2007 the Company had 23,245,065 shares of common stock outstanding and 7,788,115 shares of preferred stock outstanding. The Company is authorized to issue up to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock. To the extent of such authorization, the Company’s board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the board may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce existing shareholders proportionate ownership and voting power. To finance expansion, the Company has issued 7,788,115 shares of preferred stock convertible into common stock at a rate of 1 share for 1 share. The preferred stock issued also includes the conversion of a convertible promissory note in the principal amount of $205,300 and the related accrued interest. Additionally 11,025,000 warrants were issued at $0.80 per share, 3,675,000 warrants at $1.00 per share, 3,675,000 at $1.10 per share and 3,675,000 at $1.30 per share. The exercise of these warrants at each level will dilute the existing shareholders and possibly create significant difficulty in achieving an increased share price.

The Company has outstanding convertible promissory notes that if in lieu of conversion, the note holders request cash, management believes payments will materially negatively affect the plans for expansion and could significantly increase losses.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of all other stockholders.

The Company’s management controls approximately 30.49% of its current outstanding shares of common stock. They could potentially be able to exert significant control over our non-employee Board of Director members and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock. See “Principal Stockholders” for information about the ownership of common stock by our executive officers, directors and principal stockholders.

Any of the factors listed above and contained in this Form 10-KSB could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us on our behalf. We cannot assure you that our future results will meet our expectations.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease warehouse and office space for our OGSI subsidiary in Houston, Texas consisting of approximately 10,000 square feet from Farrell Road Properties, Ltd. The term of the related lease is three years and 22 days, which term commenced on September 9, 2006. Our monthly payment under the lease is $3,800 per month for the first year, $4,000 per month for the second year and $4,200 for the third year. The property is in good condition and sufficient to meet our needs at this time.

Effective March 29, 2007, the Company purchased an organic fertilizer plant in Monticello, MS for $500,000 cash, 600,000 shares of restricted common stock and the assumption of debt in the amount of $472,210. The debt is to be paid out over a 60-month period at a rate not to exceed $10,000 per month. The total to be paid is limited to a total of $600,000 including interest over the five-year period.

Our nursery properties are as follows:

Approximately 7.223 acres of land located in the City of Alpharetta, Georgia has been leased from Union Hill & Associates, LLC for the main location of ANI. The lease commenced on February 7, 2006 for a three-year term with an option to extend for an additional two years. Base rent is $8,300 per month for the first year increasing by 3% each year of the term on the anniversary of the commencement date.

The second location is located on 13 acres at 8270 Highway 53, Braselton, Georgia and is leased from Frank Duncan. The term of the lease is for five years at a beginning monthly rental of $3,000 per month. Commencement of the lease was July 31, 2006. The Company also has first option of refusal to purchase the property for $125,000 per acre for the first year of the lease and thereafter the purchase price will be at market value not to be less than $125,000 per acre.

Additionally, the nursery division entered into a lease with Pine Oak Lumber Company to lease a 9 acre property known as 661 South Cobb Drive, Marietta Georgia that includes a 12,000 square foot building, and unimproved real estate in which to store the trees, plants, and other merchandise for sale. This is the location of our South Cobb division. This lease began December 1, 2006 at a base rent of $6,000 per month. The lease is for a total of five years.

Office space for the corporate headquarters has been leased for a period of three years from Kimball Royal Office Investors and is located at 3050 Royal Blvd. South, Suite 135, Alpharetta, Georgia 30022. This lease began on March 1, 2007 at a base rent of $1,600 per month. This lease is for a total of three years.

All of the properties listed above were either leased or purchased from non-related third parties.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our consolidated financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending, or to the knowledge of the executive officers of our Company (except as described below) or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In a shareholders meeting on November 19, 2007 the shareholders voted to elect the Board of Directors to serve until the next shareholder meeting as follows:

Chris J. Nichols, Chariman, CEO and President of AGWS

Jon Hammond, President of ANI

Lyle Mortensen, CFO of AGWS

Jack Cowan, Independent director

Steve Riegler, Independent director

At the same shareholders meeting the firm of Whitley Penn LLP was approved to serve as the independent accounting firm to prepare the audit for the current year and act for the Company to review the public filings as requested by the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, issued in Series A&B, par value $0.001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issued upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders, except that a plurality is required for the election of directors. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by our Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Preferred Stock

On February 12, 2007, the Company’s Articles of Incorporation were amended to provide for 50,000,000 shares of $0.001 par value preferred stock. Rights preferences and designations of the preferred stock to be determined by the Board of Directors of the Company. The preferred stock was authorized by majority consent of the shareholders of the Company.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying cash dividends on our common shares in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends.

Share Purchase Warrants

The below table sets forth, as of September 30, 2007 the classes of our outstanding warrants and the number of shares of our common stock for which such warrants are exercisable:

Class of Warrants	Exercise Price	Expiration Date	Number of Shares Reserved
Convertible promissory note for common stock	$2.50/share	36 months from date of note	260,000
Preferred Stock with Attached Warrant Series A	$.80/share	March 9, 2012	1,500,000
Preferred Stock with Attached Warrant Series J	$.80/share	March 9, 2012	3,000,000
Preferred Stock with Attached Warrant Series B	$1.00/share	March 9, 2012	1,500,000
Preferred Stock with Attached Warrant Series C	$1.10/share	March 9, 2012	1,500,000
Preferred Stock with Attached Warrant Series D	$1.30/share	March 9, 2012	1,500,000
Preferred Stock with Attached Warrant Series A	$.80/share	April 11, 2012	500,000
Preferred Stock with Attached Warrant Series J	$.80/share	April 11, 2012	1,000,000
Preferred Stock with Attached Warrant Series B	$1.00/share	April 11, 2012	500,000
Preferred Stock with Attached Warrant Series C	$1.10/share	April 11, 2012	500,000
Preferred Stock with Attached Warrant Series D	$1.30/share	April 11, 2012	500,000
Preferred Stock with Attached Warrant Series A	$.80/share	May 4, 2012	375,000
Preferred Stock with Attached Warrant Series J	$.80/share	May 4, 2012	750,000
Preferred Stock with Attached Warrant Series B	$1.00/share	May 4, 2012	375,000
Preferred Stock with Attached Warrant Series C	$1.10/share	May 4, 2012	375,000
Preferred Stock with Attached Warrant Series D	$1.30/share	May 4, 2012	375,000
Preferred Stock with Attached Warrant Series A	$.80/share	September 14, 2012	1,000,000
Preferred Stock with Attached Warrant Series J	$.80//share	September 14, 2012	2,000,000
Preferred Stock with Attached Warrant Series B	$1.00/share	September 14, 2012	1,000,000
Preferred Stock with Attached Warrant Series B	$1.10/share	September 14, 2012	1,000,000
Preferred Stock with Attached Warrant Series D	$1.30/share	September 14, 2012	1,000,000
Preferred Stock with Attached Warrant Series A	$.80/share	September 17, 2012	300,000
Preferred Stock with Attached Warrant Series J	$.80//share	September 17, 2012	600,000
Preferred Stock with Attached Warrant Series B	$1.00/share	September 17, 2012	300,000
Preferred Stock with Attached Warrant Series B	$1.10/share	September 17, 2012	300,000
Preferred Stock with Attached Warrant Series D	$1.30/share	September 17, 2012	300,000
Warrants issued - conversion of promissory notes	$.50/share	September 30, 2012	242,000
Warrants issued - conversion of promissory notes	$.75/share	September 30, 2012	242,000
Preferred Stock with Attached Warrant	$1.00/share	December 20, 2011	205,300

*	Based on one warrant for each dollar advanced under the promissory note dated December 20, 2006.

Options

Management intends to formulate a stock option plan for its employees. However, at this time there is no formal or informal stock option plan.

Shares of our common stock are currently quoted on the “pink sheets” bulletin board under the symbol “AGWS.PK”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by pink sheets.com. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Periods	High	Low
Fiscal Year 2006
First Quarter (October-December 2005)*	$1.00	$.35
Second Quarter (January-March 2006)*	$.35	$.35
Third Quarter (April-June 2006)*	$.35	$.35
Fourth Quarter (July-September 2006)	$10.01	$.50
Fiscal Year 2007
First Quarter (October-December 2006)	$1.00	$.50
Second Quarter (January-March 2007)	$1.02	$.30
Third Quarter (April-June 2007)	$.69	$.45
Fourth Quarter (July-September 2007)	$.70	$.40

*	The Company effected a 10,000 for 1 stock split on June 22, 2006. Prices prior to June 22, 2006 reflect the stock split price and are attributable to the inactive public company into which AGWS was merged.

On January 11, 2008, the closing bid price of our common stock was $0.23.

Holders of Record

As of September 30, 2007 we had approximately 575 holders of record of our common and preferred stock. The number of record holders was determined from the records of our transfer agent and an estimate of the number of beneficial owners of common and preferred stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Registration Statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Registration Statement should be read as applying to all related forward-looking statements wherever they appear in this Registration Statement. Our actual results could differ materially from those anticipated in the forward-looking statements.

Plan of Operations

ANI presently consists of three commercial distribution sites with fourth and fifth sites located and in current negotiations. All three existing sites have experienced growth. Management believes that company staff will continue to build upon its reputation of good customer service and a quality product. The Braselton location began formal operations January 1, 2007 and generated $2,067,422 in revenue for the fiscal year ended September 30, 2007. The Marietta location began formal operations on April 1, 2007 and generated $1,016,145 in revenue for the fiscal year ended September 30, 2007. The Alpharetta location, in its second year of operations, generated $7,157,520 in revenue for the fiscal year ended September 30, 2007. The Company’s business plan includes the proposed fourth location in McDonough, GA, which management intends will further company exposure in the Atlanta market by giving it a much-needed presence on the “Southside” of Atlanta. Upon completion of this new location, ANI will then have nurseries in all four geographical quadrants of the metro Atlanta area. The fifth location planned for Pineville, NC will expand the geographical presence of ANI outside of metro Atlanta. Management anticipates, but cannot guarantee, continued growth at all locations. Plans for Q1 2008 include expansion into both Pineville, NC and McDonough, GA. Both sites are to be implemented given adequate funding and sourcing of personnel. The Company continues to look at other geographic areas dependent upon experienced staff and suitable locations.

OGSI, currently consisting of our plant in Monticello, MS and our original distribution points in Houston, TX and Alpharetta, GA, has also expanded distribution to Florida, California and Colorado. OGSI management has made improvements to our plant in Mississippi, including but not limited to: remodeling of our office and laboratory, replacement of hammer and pellet mills, multiple conveyors, hiring additional staff in order to increase our production capabilities to over 30 tons per day, as well as replacing dies, chains, and all wear-and-tear components. We have also implemented new maintenance policies in order to prevent unnecessary repair and replacement costs. Our final capital improvement planned for this year will be to replace our dryer with one that will better suit our production capabilities. We are currently seeking qualified sales personnel throughout the Southeast to expand our reach into new markets. Our current sales staff has many test plots out and are in negotiations with additional distributors. As a traditional seasonal industry, with the bulk of sales in the spring and fall, we expect but cannot be assured of increased revenue in fall Q3.

For additional short-term financing, on December 20, 2006, the Company entered into an agreement to borrow additional funds for working capital purposes from a private investment banking firm in the amount of $750,000. The note calls for simple interest at the rate of 10% per annum on the unpaid balance. Interest on the note is to accrue and be paid quarterly or upon payment of the note. The note becomes due and payable on the earlier of the following:

1.	December 31, 2010;

2.	A change of ownership in over 50% of the Company’s common stock; or

3.	The sale of substantially all of the Company’s assets

The Company’s shareholders and Board of Directors have approved of a new series of preferred stock with the rights and features substantially equivalent to this note. The note shall be automatically converted to the new series of preferred stock by the Company’s Board of Directors and the issuance of such preferred stock. Our management anticipates utilizing the total amount committed under the promissory note to complete the expansion of the nurseries, and for working capital needs. Some of the funds were used for the acquisition of the fertilizer plant in Mississippi in March 2007. As of September 30, 2007, the Company had received $205,300 of proceeds from this note. Prior to September 30, 2007 the company has converted the entire note into 438,115 shares Series B preferred stock at a conversion price of $.35 per share. The preferred stock is convertible into common stock on a 1 to 1 basis, at the option of the lender.

On February 12, 2007, the Company amended its charter to provide for 50,000,000 shares of $0.001 par value preferred stock. Rights, preferences and designations of the preferred stock are to be determined by the Board of Directors of the Company. Effective March 9, April 13, May 4, September 14 and September 17, 2007, the Company entered into agreements with private investment companies, to provide additional working capital of $3,675,000 in exchange for the issuance of 7,350,000 shares of preferred stock and warrants to purchase 22,050,000 shares of the Company’s common stock.

Additional preferred stock and warrants has been issued in conversion of the promissory note issued to the private investment company more fully described above. This conversion was completed the last quarter of 2007.

Liquidity and Capital Resources

At September 30, 2007, we had total current assets of approximately $4,025,000, consisting primarily of cash, accounts receivable, and inventories. Current liabilities of approximately $4,196,000, consisting primarily of accounts payable, accrued expenses, term and convertible notes payable, and a working capital line-of-credit. The Company has accumulated a net loss from inception through September 30, 2007 of approximately $3,785,000. Stockholders’ equity at September 30, 2007 was approximately $1,635,000. The Company has recorded gross revenues of approximately $10,704,000 for the twelve months ended September 30, 2007.

Convertible notes payable of $447,300 have been converted from debt into either common stock or preferred stock in the company as of September 30, 2007.

The Company acquired a manufacturing facility in Monticello, Mississippi for production of its organic fertilizer products. This facility was recorded with a cost basis of $1,161,776 and there is no outstanding liability against these assets. The Company plans to secure a loan against this facility in order to assist in the financing of the expansion of both the organic fertilizer division and the commercial nursery division as outlined in the section above titled “Our Growth Strategies”.

The future expansion of the Company may depend on the securing of loans and or additional equity placement to finance these activities. Management anticipates, but cannot guarantee that they will be successful in the securing of loans an additional equity in the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has just completed its fiscal year ended September 30, 2007. The Company and its business plan began in February 2006. The Company’s fiscal year ends September 30th.

From the inception of the Company, operations have been divided into two segments of business, sales of organic fertilizer and a commercial nursery operation. During the current fiscal period from February 2, 2006 (Inception) through September 30, 2006, OGSI opened a warehouse location in Houston, Texas and ANI opened its main location in Alpharetta, Georgia. During the first fiscal quarter ended December 31, 2006 ANI opened a second location in Braselton, Georgia and it opened a third location during the quarter ended March 31, 2007.

ANI opened its first nursery and commenced sales in March of 2006. Total sales for ANI for the period from February 2, 2006 (Inception) through September 30, 2006 were $3,118,187 with sales for the fiscal year ended September 30, 2007 of $10,241,087. OGSI began its sales effort in February of 2006 and recorded sales of $295,869 for the period from February 2, 2006 (Inception) through September 30, 2006 and sales of $463,198 for the fiscal year ended September 30, 2007.

Sales and gross profit by operating subsidiary for the Company’s fiscal periods ended September 30, 2006 and 2007 is as follows:

	February 2, 2006 (Inception) through September 30, 2006
	ANI	OGSI	Total
Total sales	$3,118,187	$295,869	$3,414,056
Cost of sales	2,230,712	300,175	2,530,887

Gross profit	$887,475	$(4,306)	$883,169

Gross profit percentage	28.46%	(1.46)%	25.87%

	For the fiscal year ended September 30, 2007
	ANI	OGSI	Total
Total sales	$10,241,087	$463,198	$10,704,285
Cost of sales	7,513,445	347,224	7,860,669

Gross profit	$2,727,642	$115,974	$2,843,616

Gross profit percentage	26.63%	25.03%	26.57%

The negative gross profit in OGSI for the period ended September 30, 2006 was due to the high costs of transportation of the product as OGSI was marketing its product and establishing its customer base. It is management’s opinion that the acquisition of the fertilizer plant in Monticello, Mississippi will reduce the costs and improve the gross profit percentage of its organic fertilizer operations. Previously, the organic fertilizer plant was being operated on a contract basis until the facility was purchased at the end of March, 2007. The cost of materials, freight, labor and utilities to produce the fertilizer is included in the above cost of sales.

Interest expense of $75,170 for the period from February 2, 2006 (Inception) through September 30, 2006 was high due to an abnormally high rate of interest charged on some short-term borrowings that were paid off shortly after the end of the year. The interest expense for the year ended September 30, 2007 amounted to $254,587, due to interest on the operating line-of-credit and the convertible promissory notes payable.

Occupancy expenses for the period from February 2, 2006 (Inception) through September 30, 2006 amounted to $85,377 compared to $298,430 for the fiscal year ended September 30, 2007. These expenses relate to the operations in Houston, Texas and in Alpharetta, Georgia for the two operating subsidiaries. The increased rate of occupancy expenses for the fiscal year ended September 30, 2007 is due principally to the additions of property leased for ANI’s additional locations in Braselton and Marietta, Georgia as well as the corporate headquarters in Alpharetta, Georgia.

Marketing and advertising expenses incurred were $27,203 for the period from February 2, 2006 (Inception) through September 30, 2006 as compared to $74,214 for the fiscal period ended September 30, 2007. Management anticipates that marketing and advertising expenses will increase as the Company continues to establish its fertilizer product nationally and the nurseries on a regional level.

The Company incurred a penalty on preferred stock in the amount of $200,333 during the year ended September 30, 2007 for its inability to have its registration statement filed and declared effective by the Effective Date specific by the private placement companies. Management anticipates that its registration statement will be declared effective before any other liquidating damages come into effect.

For the period from February 2, 2006 (Inception) through September 30, 2006 the Company had a net operating loss of $833,937 compared to a net operating loss of $2,951,292 for the fiscal year ended September 30, 2007. A large portion of these losses are attributable to the start-up nature of the Company. Expenses for personnel, work on improvements, and in organization of the Company were expensed during the current fiscal period February 2, 2006 (Inception) through September 30, 2006 and the fiscal year ended September 30, 2007. The Company has no prior financial statements as the company into which the Company merged was a dormant company with no operating history. OGSI has spent a large portion of management salaries, travel, and work associated with the proving up of the product that it is currently selling on the market. Additional costs were incurred in the nine-month period by OGSI in the management and preparation of the purchase of the fertilizer plant in Mississippi. In addition to these costs, the six-month period ended March 31, 2007 is traditionally a slow time in sales of both fertilizer and nursery materials. This period of time was used for training and preparation for the increased sales projected for both the fertilizer and nursery division. The Company has utilized a private placement of its securities in order to finance the initial growth of the Company, along with short-term debts described elsewhere in this document.

AGWS is a dynamic growing Company that has dedicated individuals that are working to get the Company to achieve its goal of profitability during the fiscal year ended September 30, 2007. The Company has utilized an additional $300,000 in order to complete the acquisition of a fertilizer production facility in Monticello, Mississippi. With this addition, the Company is planning for additional reductions in cost of sales resulting in an increasing gross profit percentage related to fertilizer sales. The organic fertilizer sold by the

Company for the period from February 2, 2006 (Inception) through September 30, 2006 was purchased on a contract basis. However, as of October 1, 2006 OGSI had taken over the operations of the plant in Monticello, Mississippi and in March 2007 completed the acquisition of the plant in order to enhance the operations of this subsidiary.

ANI has opened additional locations in Braselton and Marietta, Georgia. With three nursery locations in the Atlanta area, management believes that there will be additional savings on large purchases and three locations to provide for a rapid turnover of its inventory, thereby increasing the profitability of the Company.

The rapid growth of the Company, along with increased inventory, accounts receivable, and improvements to the properties have put a strain on the Company’s resources. However, management is of the opinion that the Company will continue to grow and through its contacts will have sufficient capital and/or debt necessary to meet its obligations.

Critical Accounting Policies

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Accounting

The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2007 and 2006, the Company had no such investments. The Company maintains deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. The uninsured portion of these deposits as of September 30, 2007 and 2006 were approximately $429,000 and $61,000, respectively. The Company has not incurred any losses related to its uninsured deposits.

Accounts Receivable

The Company’s accounts receivable are primarily related to customer accounts of ANI and OGSI. Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The change in the valuation allowance has not been material to the consolidated financial statements.

Inventories

Inventories for ANI are carried at their average cost as of September 30, 2007 and 2006, which approximates the lower of cost or market. Inventory of OGSI is carried at the lower of cost or market using the first-in, first-out method of accounting.

Property and Equipment

Property and equipment are capitalized at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the lease terms, including the options to renew that are reasonably assured to be renewed. Normal repairs and maintenance are expensed as incurred. No assets were disposed of during the years ended September 30, 2007 or 2006.

The useful lives for purposes of calculating depreciation and amortization are as follows:

Leasehold improvements	5 years
Land improvements	5 years
Furniture and fixtures	5 years
Computer equipment	3 years

Income Taxes

The Company accounts for income taxes using the “liability method” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Accordingly, deferred tax assets and liabilities are determined based upon the difference between the financial statement basis and income tax basis of assets and liabilities as well as net operating loss carryforwards, if any, using enacted tax rates in effect for the years in which the differences are expected to reverse or to be settled. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes.

Minority Interest

The Company has minority shareholders in its two operating subsidiaries owning approximately 19%. Due to operating losses of the subsidiaries, the minority interest has not been reduced from the operating income as there is no obligation of the minority shareholders to make good on such losses. However, if future earnings do materialize, the majority interest will be credited to the extent of such losses previously absorbed by the majority shareholders. The minority shareholders are executives in the operating subsidiaries and as such, minority shareholders may request that their minority interest be exchanged for shares in the parent company on a fair market value basis. The minority interests in the subsidiaries were issued pursuant to the employment contracts entered into with Jon Hammond of ANI, Martin Reiner and Lon Musgrove of OGSI. The stock was issued at par for services at the organization of the subsidiaries and such amounts were recorded as expenses to each of the subsidiaries.

Revenue Recognition

The Company recognizes revenue when product is shipped to customers and title transfers.

Advertising Expenses

The majority of the Company’s advertising consists of commercials in trade appropriate publications and some other direct mail and other media. Advertising costs are expensed when incurred.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair values of accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The Company’s outstanding borrowings, if recalculated based upon current rates, would not differ significantly from the amounts recorded at September 30, 2007 and 2006.

Earnings (Loss) Per Common Share

The Company computes earnings or loss per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants (the number of which is computed using the “treasury stock method”). Diluted earnings per share considers the potential dilution that could occur if the Company’s outstanding common stock warrants were converted into common stock that then shared in the Company’s earnings. As the Company has a net loss for the periods ended September 30, 2007 and 2006, basic and diluted earnings (loss) per share are the same.

The Company has certain promissory notes also that may be converted into common stock at the option of the holder. The notes contain a provision of the conversion to shares of stock upon certain conversion events. The conversion price is $1.00 per share. At the option of the Company, at its sole discretion, it may pay for the accrued interest in stock based on a formula that includes the closing price of the Company for the last 10 trading days of the Company’s stock. The number of shares that could cause a further dilution of the Company’s earnings per share, based on the face value of these convertible promissory notes, as of September 30, 2007 and 2006 was 720,000 and 747,000 shares, respectively. These notes also contain terms that if converted they have warrant coverage at 50% of the converted note at $.50 and 50% of the converted note at $.75. These shares will be considered issuable upon the conversion of these outstanding notes. The Company has also completed three (3) private placements of preferred stock that will be converted into common shares of stock that could cause a further dilution of the Company’s earnings per share.

Off-Balance Sheet Arrangements

The Company has given the option for key management (minority shareholder/officers of the subsidiaries) to sell their 19% of the subsidiaries to the parent company for 6 times EBITDA over the next 24 months in exchange for additional shares in the Company. Depending on the average stock price, this could have an adverse dilutionary effect on all outstanding shareholders. For further details see the employment agreements section in Item 6.

There are no other off-balance sheet arrangements. The Company’s contingencies are further described in the notes to consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accounting Firm	20
Consolidated Balance Sheets as of September 30, 2007 and September 30, 2006	21
Consolidated Statements of Operations for the fiscal year ended September 30, 2007 and period from February 2, 2006 (Inception) through September 30, 2006	22
Consolidated Statements of Changes in Stockholders’ Equity for the fiscal year ended September 30, 2007 and period from February 2, 2006 (Inception) through September 30, 2006	23
Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2007 and period from February 2, 2006 (Inception) through September 30, 2006	24
Notes to Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Advanced Growing Systems, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Growing Systems, Inc. and subsidiaries, as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2007 and the period from February 2, 2006 (Inception) through September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Growing Systems, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the year ended September 30, 2007 and the period from February 2, 2006 (Inception) through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Fort Worth, Texas

January 14, 2008

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivilents	$471,276	$230,733
Accounts receivable, net of allowance for doubtful accounts of $139,890 and $41,641	1,667,710	834,833
Inventories	1,850,739	480,030
Prepaid expenses	27,081	—
Employee advances	7,905	1,922

Total current assets	4,024,711	1,547,518

Property and equipment, net	2,442,288	331,607
Other assets	7,668	120,000

Total assets	$6,474,667	$1,999,125

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,515,824	$918,604
Convertible notes payable, net of discount	720,000	728,369
Line-of-credit	788,964	—
Current portion of capital lease obligations	56,995	7,074
Current portion of notes payable	113,906	203,500
Accounts payable, related parties	—	34,717

Total current liabilities	4,195,689	1,892,264

Long-term notes payable	509,738	—
Long-term portion of capital lease obligations	133,728	7,953

Total liabilities	4,839,155	1,900,217

Commitments and contingencies	—	—

Minority interest	380	380

Stockholders' equity:
Preferred stock, Series A; par value $.001; 50,000,000 authorized; 4,750,000 issued and outstanding in 2007; none in 2006	4,750	—
Preferred stock, Series B; par value $.001; 50,000,000 authorized; 3,038,115 issued and outstanding in 2007; none in 2006	3,038	—
Common stock; par value $.001; 500,000,000 authorized; 23,245,065 and 21,270,998 issued and outstanding	23,245	21,271
Treasury stock, 357,143 shares	(125,000)	—
Common stock warrants	(116,813)	—
Additional paid-in capital	9,257,956	911,194
Accumulated deficit	(7,412,044)	(833,937)

Total stockholders' equity	1,635,132	98,528

Total liabilities and stockholders' equity	$6,474,667	$1,999,125

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30, 2007	Period from February 2, 2006 (Inception) to September 30, 2006
Net sales	$10,704,285	$3,414,129

Cost of goods sold	7,860,669	2,530,837

Gross profit	2,843,616	883,292

Operating expenses	4,669,284	1,490,288
Occupancy expenses	298,430	85,377
Advertising expenses	74,214	27,203
Depreciation and amortization	283,962	39,191
Interest expense, net	254,587	75,170
Penalty incurred on preferred stock	200,333	—
Other expenses	14,098	—

Total expenses	5,794,908	1,717,229

Loss from operations before income tax benefit	(2,951,292)	(833,937)

Income tax benefit	—	—

Net loss	(2,951,292)	(833,937)

Preferred stock dividends	3,626,815	—

Net loss attributable to common stockholders	$(6,578,107)	$(833,937)

Net loss per common share	$(0.30)	$(0.04)

Weighted average shares outstanding	22,114,366	20,176,587

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Period from February 2, 2006 (Inception) to September 30,2006 and for the year ended September 30, 2007

	Preferred Stock -Series A		Preferred Stock -Series B		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Common Stock Warrants	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at February 2, 2006	—	$—	—	$—	16,000,000	$16,000	—	$—	$—	$—	$—	$16,000
Recapitalization, shares issued in merger	—	—	—	—	13,408	13	—	—	—	(13)	—	—
Common shares issued in private placement	—	—	—	—	5,182,590	5,183	—	—	—	874,818	—	880,001
Stock-based compensation	—	—	—	—	75,000	75	—	—	—	14,100		14,175
Warrants issued with convertible notes	—	—	—	—	—	—	—	—	—	22,289	—	22,289
Net loss	—	—	—	—	—	—	—	—	—	—	(833,937)	(833,937)

Balance at September 30, 2006	—	—	—	—	21,270,998	21,271	—	—	—	911,194	(833,937)	98,528
Preferred stock issuances	4,750,000	4,750	2,600,000	2,600	—	—	—	—	—	3,619,465	—	3,626,815
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	3,626,815	—	3,626,815
Preferred stock dividend - beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	(3,626,815)	(3,626,815)
Conversion of convertible debt into stock	—	—	438,115	438	532,400	532	—	—	—	486,976	—	487,946
Common stock issued to directors	—	—	—	—	40,000	40	—	—	—	10,760	—	10,800
Common stock issued for services	—	—	—	—	135,000	135	—	—	—	31,115	—	31,250
Stock-based compensation	—	—	—	—	666,667	667	—	—	—	232,666	—	233,333
Common stock issued in acquisition of Mississipi plant	—	—	—	—	600,000	600	—	—	—	209,400	—	210,000
Issuance of common stock warrants	—	—	—	—	—	—	—	—	(116,813)	116,813	—	—
Additional common stock warrants issued in connection with convertible debt	—	—	—	—	—	—	—	—	—	12,752	—	12,752
Purchases of treasury stock	—	—	—	—	—	—	357,143	(125,000)	—	—	—	(125,000)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,951,292)	(2,951,292)

Balance at September 30, 2007	4,750,000	$4,750	3,038,115	$3,038	23,245,065	$23,245	357,143	$(125,000)	$(116,813)	$9,257,956	$(7,412,044)	$1,635,132

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended	Period from February 2, 2006
	September 30, 2007	(Inception) to September 30, 2006
Operating Activities
Net loss	$(2,951,292)	$(833,937)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	283,962	39,190
Stock-based compensation expense	263,134	14,175
Minority interest	—	380
Common shares issued for services	12,787	16,000
Changes in operating assets and liabilities:
Accounts receivable	(832,877)	(834,833)
Inventories	(1,370,709)	(480,030)
Prepaid expenses	(27,081)	—
Employee advances	(5,983)	(1,922)
Other assets	(7,668)	(20,000)
Accounts payable and accrued expenses	1,597,220	918,604
Accounts payable, related parties	(34,717)	34,717

Net cash used in operating activities	(3,073,224)	(313,719)

Investing Activities
Purchases of property and equipment	(1,153,678)	(337,429)
Deposit on letter of intent	—	(100,000)

Net cash used in investing activities	(1,153,678)	(437,429)

Financing Activities
Proceeds from issuance of convertible notes payable	420,300	747,000
Proceeds from common shares issued in private placement	—	880,001
Conversion of convertible notes payable into stock	(446,768)	—
Proceeds from issuance of notes payable	(27,000)	—
Proceeds from issuance of preferred shares in private placement	4,126,443	—
Payments on capital lease obligations	(47,204)	(6,283)
Payments on equipment notes	—	(4,900)
Payments on notes payable	(246,252)	200,000
Net proceeds from line-of-credit	788,964	—
Change in discount on convertible notes payable	23,962	—
Purchases of treasury stock	(125,000)	—

Net cash provided by financing activities	4,467,445	1,815,818

Net increase in cash and cash equivalents	240,543	230,733
Cash and cash equivalents at beginning of period	230,733	—

Cash and cash equivalents at end of period	$471,276	$230,733

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$260,118	$75,170

Supplemental Disclosure of Non-Cash Information
Purchases of property and equipment via issuance of debt	$222,900	$29,710

Purchases of property and equipment via issuance of common stock	$210,000	$—

Reclassification of other assets to property and equipment	$120,000	$—

Amortization of preferred stock beneficial conversion feature	$3,626,815	$—

Warrants issued with convertible notes	$116,813	$9,064

See accompanying notes to consolidated financial statements

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

Note 1- Nature of Business

Advanced Growing Systems, Inc. (the “Company”) was incorporated on February 2, 2006 under the laws of the State of Nevada. On June 30, 2006. the Company was merged into an inactive public shell, Non-Lethal Weapons, Inc. (“NLW”), and the name was changed to Advanced Growing Systems, Inc. and the state of domicile was changed from California to Nevada. The Company has two operating subsidiaries; Advanced Nurseries, Inc., (“ANI”), a Georgia corporation incorporated on February 10, 2006 and Organic Growing Systems, Inc., (“OGSI”), a Texas corporation incorporated on January 19, 2006.

ANI operates a wholesale group of commercial nurseries located in the Southeastern United States. As of September 30, 2007, ANI had three operating nurseries located in the Atlanta, Georgia metropolitan areas of Alpharetta, Braselton and Marietta. ANI has two other locations identified and expected to begin operations in the second quarter of 2008. OGSI has created and markets an organic fertilizer operating a manufacturing facility in Monticello, Mississippi that it acquired in 2007 (see Note 13) and has its sales and operational office in Alpharetta, Georgia. ANI provides direct distribution channels for OGSI through the nursery locations.

Note 2- Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company is a going concern. The Company incurred a net loss in the initial fiscal period ended September 30, 2006 as well as a net loss in the current fiscal year ended September 30, 2007. As described in Note 6, the Company has issued convertible promissory notes that it anticipates will be converted to common stock in the first half of fiscal 2008. The Company also entered into agreements with private investment companies to provide additional operating capital of approximately $3,675,000. The terms of these agreements are further described in Note 12. The Company has also entered into a line-of-credit facility that is calculated upon the receivables of the Company, and is more fully described in Note 5.

Management believes that the increase in sales and the commitments from third-party lenders will assist the Company in its growth and it will be able to sustain its capital and operating requirements. Management also believes that substantially all debt, with the exception of the line-of-credit facility and capital lease obligations, will be converted to equity during fiscal 2008.

Note 3- Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Accounting

The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2007 and 2006, the Company had no such investments. The Company maintains deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. The uninsured portion of these deposits as of September 30, 2007 and 2006 were approximately $429,000 and $61,000, respectively. The Company has not incurred any losses related to its uninsured deposits.

Accounts Receivable

The Company’s accounts receivable are primarily related to customer accounts of ANI and OGSI. Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The change in the valuation allowance has not been material to the consolidated financial statements.

Inventories

Inventories for ANI are carried at their average cost as of September 30, 2007 and 2006, which approximates the lower of cost or market. Inventory of OGSI is carried at the lower of cost or market using the first-in, first-out method of accounting.

Property and Equipment

Property and equipment are capitalized at cost and depreciated using the straight line method over the estimated useful lives of the various classes of assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the lease terms, including the options to renew that are reasonably assured to be renewed. Normal repairs and maintenance are expensed as incurred. No assets were disposed of during the years ended September 30, 2007 or 2006.

The useful lives for purposes of calculating depreciation and amortization are as follows:

Leasehold improvements	5 years
Land improvements	5 years
Furniture and fixtures	5 years
Computer equipment	3 years

Income Taxes

The Company accounts for income taxes using the “liability method” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Accordingly, deferred tax assets and liabilities are determined based upon the difference between the financial statement basis and income tax basis of assets and liabilities as well as net operating loss carryforwards, if any, using enacted tax rates in effect for the years in which the differences are expected to reverse or to be settled. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes.

Minority Interest

The Company has minority shareholders in its two operating subsidiaries owning approximately 19%. Due to operating losses of the subsidiaries, the minority interest has not been reduced from the operating income as there is no obligation of the minority shareholders to make good on such losses. However, if future earnings do materialize, the majority interest will be credited to the extent of such losses previously absorbed by the majority shareholders. The minority shareholders are executives in the operating subsidiaries and as such, minority shareholders may request that their minority interest be exchanged for shares in the parent company on a fair market value basis. The minority interests in the subsidiaries were issued pursuant to the employment contracts entered into with Jon Hammond of ANI, and Martin Reiner and Lon Musgrove of OGSI. The stock was issued at par for services at the organization of the subsidiaries and such amounts were recorded as expenses to each of the subsidiaries.

Revenue Recognition

The Company recognizes revenue when product is shipped to the customers and title transfers, FOB shipping point.

Advertising Expenses

The majority of the Company’s advertising consists of commercials in trade appropriate publications and some other direct mail and other media. Advertising costs are expensed when incurred.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair values of accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The Company’s outstanding borrowings, if recalculated based upon current rates, would not differ significantly from the amounts recorded at September 30, 2007 and 2006.

Earnings (Loss) Per Common Share

The Company computes earnings or loss per share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants (the number of which is computed using the “treasury stock method”). Diluted earnings per share considers the potential dilution that could occur if the Company’s outstanding common stock warrants were converted into common stock that then shared in the Company’s earnings. As the Company has a net loss for the periods ended September 30, 2007 and 2006, basic and diluted earnings (loss) per share are the same.

The Company has certain promissory notes that may also be converted into common stock at the option of the holder. The notes contain a provision for the conversion to shares of stock upon certain conversion events. The conversion price is $1.00 per share. At the option of the Company, at its sole discretion, it may pay for the accrued interest in stock based on a formula that includes the closing price of the Company for the last 10 trading days of the Company’s stock. The number of shares that could cause a further dilution of the Company’s earnings (loss) per share, based on the face value of these convertible promissory notes, as of September 30, 2007 and 2006 was 720,000 and 747,000 shares, respectively. These notes also contain terms that if converted they have warrant coverage at 50% of the converted note at $.50 and 50% of the converted note at $.75. These shares will be considered issuable upon the conversion of these outstanding notes. The Company has also completed three (3) private placements of preferred stock that will be converted into common shares of stock that could cause a further dilution of the Company’s earnings per share. These placements are fully described in Note 12.

Note 4- Property and Equipment

Property and equipment, at September 30, 2007 consists of the following:

	2007	2006
Furniture and fixtures	$76,951	$14,338
Computer software	1,602	3,205
Buildings	345,396	—
Autos and trucks	333,161	—
Equipment	1,195,011	136,286
Land and leasehold improvements	785,453	213,310

Total property and equipment	2,737,574	367,139
Less accumulated depreciation and amortization	295,286	35,532

Property and equipment, net	$2,442,288	$331,607

Note 5- Line-of-Credit

On September 18, 2006, ANI entered into an agreement for short-term financing to sell 80% of acceptable qualified receivables to CAPCO Financial (“CAPCO”). Funds advanced under the terms of this agreement were subject to 6% over the prime rate, as quoted by Greater Bay Bank N.A. (8.25% as of September 30, 2007). On January 17, 2007 the Company terminated its arrangement with CAPCO for an operating line-of-credit and entered into a new agreement with Presidential Financial Corporation (“PFC”) to furnish a $2,000,000 operating line-of-credit. Funds are advanced from PFC based upon 80% of the eligible accounts receivable at a rate of 1% per annum above the prime rate of interest quoted in the Wall Street Journal (7.75% on September 30, 2007). There is also a monthly service charge equal to .6% of the average daily outstanding balance during the month. As of September 30, 2007 the outstanding principal balance of this line-of-credit was $788,964.

Note 6- Notes Payable

The Company holds several uncollateralized convertible notes payable with various maturity dates ranging from June 2007 through December 2007. The outstanding balance on the convertible notes as of September 30, 2007 and 2006, was approximately $720,000 and $728,000, respectively. The notes bear interest at a rate of 10% per annum. Each convertible note has attached warrants that are exercisable over a three-year period based on the execution date of the agreement. The exercise price is $2.50. The value of these warrants and the discount on the notes payable, was estimated to be approximately $8,900 at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected life	3 years
Expected dividend	—
Rate free risk	5.07-4.97%

Upon a conversion event, as defined below, the entire unpaid principal balance of the notes plus any unpaid interest will convert into common stock of the Company at a price equal to the conversion price that has been set at $1.00 per share. The conversion events are as follows:

1.	The Company trades on the Over-the-Counter Bulletin Board (“OTCBB”) and the stock price, split adjusted, is trading at or over $2.00 for 10 consecutive trading days.

2.	The Company trades on the OTCBB and has an annualized revenue run rate of $24,000,000.

The Company is negotiating with these investors to convert the debt to common stock with attached warrants under the following conditions:

1.	The conversion price will be $.50 per share in the place of $1.00 per share.

2.	Accrued interest will be paid in common stock at the rate of $.50 per share.

3.	Warrant terms will be amended for the remaining life of the warrants under the agreement now in force as follows:

a.	50% of the original investment at $.50 per share.

b.	50% of the original investment at $.75 per share.

All other terms of the warrant coverage as presented in the original promissory note will be as stated. As of September 30, 2007 approximately $447,300 of principal of the promissory notes have been converted on these terms.

The Company obtained an individual investor note payable bearing an interest rate of 10% monthly, which was payable on demand. On January 1, 2007, the note was called and the principal plus accrued interest of $75,000 was paid in full.

For additional short-term financing, on December 20, 2006, the Company entered into an agreement to borrow additional funds for working capital purposes from a private investment banking firm in the amount of $750,000. The note calls for simple interest at the rate of 10% per annum on the unpaid balance. Interest on the note is to accrue and be paid quarterly or upon payment of the note. This note is fully described in Note 12 to TBECK.

In March 2007 the Company issued $472,210 of promissory notes to the prior owners of the fertilizer manufacturing facility to purchase the property and equipment. These notes have a five (5) year term with a monthly payment of $10,000. The interest rates on the notes vary from 8.27% to 10.00%. These notes are fully described in Note 13.

As of September 30, 2007 and 2006, all outstanding borrowings were payable in full within one year.

During the years ended September 30, 2007 and 2006, the Company recorded approximately $125,000 and $89,000 respectively, of interest expense related to these notes payable.

Note 7- Capital Lease Obligations

The Company has entered into several capital lease obligations during 2007 and 2006 to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for a bargain purchase price of one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2007 and 2006:

	2007	2006
Machinery and equipment	$244,739	$21,839
Less accumulated depreciation	41,193	2,548

Property and equipment capitalized under capital lease obligations, net	$203,546	$19,291

Future annual minimum capital lease payments at September 30, 2007 and 2006, respectively, are as follows:

2008	$66,084
2009	60,287
2010	51,150
2011	28,920
2012	4,482

Total future payments	$210,923
Less amount representing interest	20,200

Present value of future minimum payments	190,723
Less current portion	56,995

Long-term portion	$133,728

Note 8- Income Taxes

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

Management has determined that the deferred tax asset may not be realized in the short term. Therefore, due to the short operating history of the Company, management has recorded a valuation allowance to reduce the deferred tax asset to zero. The net operating loss carryovers from the fiscal periods ended September 30, 2006 and 2007 of $833,937 and $2,951,292, respectively, will expire in 2026 and 2007, respectively, if not utilized.

Note 9- Shareholders’ Equity

On June 20, 2006 the Company was merged into an inactive public shell, NLW (as mentioned in Note 1). Effective simultaneously with the merger, the Company effected a 10,000 to 1 stock split. In conjunction with the merger, stockholders’ of the Company prior to the merger tendered their shares of the Company and were re-issued the same amount of shares (16,000,000 shares) of the new merged company.

On July 11, 2006 the Company received $1,000,000 related to the issuance of 5,182,590 shares in a private placement. The Company incurred approximately $120,000 in placement fees related to the private placement, which is accounted for as a reduction in the proceeds received as reflected in the accompanying statement of stockholders’ equity. The net effect of the transaction to the Company was proceeds of approximately $880,000.

On February 12, 2007, the Company amended its charter to provide for 50,000,000 shares of $0.001 par value preferred stock. Rights, preferences and designations of the preferred stock are to be determined by the Board of Directors of the Company. Effective March 9, April 13, May 4, September 14 and September 17, 2007, the Company entered into agreements with private investment companies, to provide additional working capital totaling $3,417,482 in exchange for the issuance of 7,350,000 shares of preferred stock and warrants to purchase 22,050,000 shares of the Company’s common stock. Additional preferred stock and warrants were issued in conversion of the promissory note issued to the private investment company more fully described in Note 12. This conversion was completed the last quarter of Fiscal 2007.

On March 29, 2007 the Company completed an acquisition of an organic fertilizer plant in Monticello, MS, which resulted in the issuance of 600,000 shares of the Company’s restricted stock at a price of $.35 per share. This transaction is further described in Note 13.

In April 2007 the Company issued 175,000 shares of common stock to several key management employees of the Company for their services to the Company during its formation. Please refer to Note 10 for additional details.

In May 2007, the Company acquired 357,143 of its own common stock for treasury for a purchase price of $125,000, or $.35 per share.

During 2007, the Company issued 20,000 shares of common stock to non-employee Board members for their involvement and activities performed as Board of Directors for the Company. The Company also issued 100,000 shares of common stock to an outside consultant for work performed for the Company. Aritex Consultants, Inc. (“Aritex”) (the consulting company of Lyle Mortensen, CFO) was issued 466,667 shares as compensation for services rendered to the Company in connection with Mr. Mortensen’s services as the CFO of the Company. All of these transactions involved related parties and are further discussed in Note 10. The Company also issued 25,000 shares of common stock to employees of the Company as well as 35,000 shares of common stock to an investor relations firm for services rendered to the Company.

Note 10- Related Party Transactions

As of September 30, 2007, the Company has accounts receivable from its employees of approximately $8,000. These amounts primarily relate to amounts that have been advanced to employees. As of September 30, 2006, the Company had accounts payable to related parties of approximately $35,000. These amounts primarily relate to amounts that have come due to employees of the Company in the normal course of business for various business expenses and were paid in Fiscal 2007.

In February 2007, the Company issued 466,667 shares of restricted stock to Aritex Consultants, Inc., a company controlled by the contract Chief Financial Officer (“CFO”) of the Company for services rendered in connection with his position as the CFO. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the stock issued was treated as an expense with the appropriate entry to common stock and additional paid-in-capital. The per share value used was $.35 per share, which was the value at which the private placement was sold in the previous year. The market value for the first two weeks of February ranged from a high of $.90 to a low of $.55. The date of the resolution authorizing the issue was February 9, 2007, however, due to the restrictions on the sale of his stock and, fluctuating market values, $.35 per share was determined to be appropriate.

In addition, Aritex loaned the Company $20,000 for working capital on an unsecured basis, which was repaid prior on September 26, 2007.

Two non-employee Board members were issued 10,000 shares of common stock each on October 1, 2006 at a price of $.19 per share, as this was the best estimate of fair value at the time of issuance. In April 2007 these Board member received another 10,000 shares of common stock at a price of $.35 per share, which was based on the value of the price paid for treasury stock. These shares were issued to these Board members for their services to the Company. A related marketing consultant, who is a relative to the Chairman of the Company, was issued 100,000 shares of common stock on October 1, 2006 for management and marketing services rendered to the Company. These shares were issued at $.19 per share, as this was the best estimate of fair value at the time of issuance. The Company also issued 175,000 shares of common stock to key management employees of the Company for their services to the Company during its formation. These shares were issued at $.35 per share, which was based on the value of the price paid for treasury stock.

Note 11- Commitments and Contingencies

Leases

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $298,000 and $78,000 for the fiscal periods ended September 30, 2007 and 2006, respectively.

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight-line method over the initial lease term as required by SFAS No. 13, Accounting for Leases, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rent payments is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Future annual minimum lease obligations as of September 30, 2007 are as follows:

2008	$285,000
2009	228,000
2010	150,000
2011	148,000
2012	22,000

Total future minimum lease obligations	$833,000

Note 12- Private Placement of Series A and B Preferred Stock

On March 9, April 13 and May 3, 2007 the Company completed three (3) private placements in which the Company issued a total of 4,750,000 shares of its Series A preferred stock at a gross sales price of $.50 per share. Each share of preferred stock is convertible into one share of common stock and included common stock warrants with various series and amounts for a five year period as follows:

Series No:	Number of Warrants	Conversion Price
A	2,375,000	$0.80
B	2,375,000	$1.00
C	2,375,000	$1.10
D	2,375,000	$1.30
J	4,750,000	$0.80

	14,250,000

The Company also completed two (2) private placements in which the Company issued a total of 2,600,000 shares of its Series B preferred stock at a gross sales price of $.50 per share. Each share of preferred stock is convertible into one share of common stock and included common stock warrants with various series and amounts for a five year period as follows:

Series No:	Number of Warrants	Conversion Price
A	1,300,000	$0.80
B	1,300,000	$1.00
C	1,300,000	$1.10
D	1,300,000	$1.30
J	2,600,000	$0.80

	7,800,000

The above tables reflect the warrants for all five transactions described above.

Within six (6) months following the initial Closing Date (March 9, April 13, May 3, September 14 and September 17, 2007, respectively), the Company shall list and trade its share of common stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) OTCBB, NASDAQ Capital Market, the NASDAQ Global Market, the American Stock Exchange, Inc. or the New York Stock Exchange, Inc. (each, a “Trading Market”). In the event the shares of common stock are not listed and trading on a Trading Market by the date that is six (6) months following the Closing Date, the Conversion Price (as defined in the Certificate of Designation) shall be adjusted to a price equal to seventy-five percent (75%) of the Conversion Price then in effect. In the event the shares of Common Stock are not listed and trading on a Trading Market by the date that is twelve (12) months following the Closing Date, the Conversion Price shall be adjusted to a price equal to fifty percent (50%) of the Conversion Price then in effect.

Commencing one year after the issue date if the Company issues additional shares of common stock at an amount less than the warrant price in effect, the Company may be required to adjust the warrant price pursuant to a formula indicated in the warrant document.

The agreement also has requirements of the Company that have potential liquidating damages, which include the requirement to register the stock. If the Company fails to file a registration statement and have it declared effective during the Effective Date period, as defined, the Company could be subject to a penalty of up to 2% of the holders, initial investments per month to a maximum of 20%. The Effective Date is defined as the earlier of the ninetieth (90) day following the filing date of such Registration Statement or 120 days if the Registration Statement is to receive a full review. The Company has filed a registration statement on Form 10-SB within the 90 day requirement. Since the Company filed Form 10-SB within the ninety (90) days of the purchase, management believed that this requirement had been met and that no liquidating charges would be incurred. As a consequence of filing the form 10-SB, the Company became a reporting company under the Securities and Exchange Act of 1934, as amended on June 19, 2007. The Company is still in the process of responding to additional comments from the SEC. Due to the Company’s inability to have its stock traded on the NASDAQ OTC Bulletin Board or other markets the Company incurred a penalty in the amount of $200,333, which was paid out of the net proceeds received in the private placement of preferred stock dated September 14, 2007, and is included as a penalty incurred on preferred stock in the accompanying consolidated statement of operations.

The Company may have exposure if it fails to deliver the stock after the warrants have been exercised. However, the Company has sufficient stock authorized that the Company officers do not believe that there will be any additional liquidating damages.

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

The following table summarizes the allocation of the proceeds from the five separate private placements of preferred stock:

	March 9, 2007	April 13, 2007	May 4, 2007
Gross proceeds	$1,500,000	$500,000	$375,000
Share issuance costs	(28,629)	(2,533)	(2,885)

Net proceeds received	$1,471,371	$497,447	$372,115

Proceeds allocated to equity components
Series A preferred stock	$3,000	$1,000	$750
Additional paid-in-capital	1,468,371	496,447	371,365
Beneficial conversion feature	1,471,371	497,447	372,115
Amortization of beneficial conversion feature as a dividend	(1,471,371)	(497,447)	(372,115)

Total equity allocation	$1,471,371	$497,447	$372,115

	September 14, 2007	September 17, 2007
Gross proceeds	$1,000,000	$300,000
Share issuance costs	(12,543)	(1,575)

Net proceeds received	$987,457	$298,425

Proceeds allocated to equity components
Series A preferred stock	$2,000	$600
Additional paid-in-capital	985,457	297,825
Beneficial conversion feature	987,457	(298,425)
Amortization of beneficial conversion feature as a dividend	(987,457)	(298,425)

Total equity allocation	$987,457	$298,425

TBECK Capital, Inc. (“TBECK”), a shareholder of the Company, agreed in December of 2006 to loan the Company up to $750,000 to assist in the expansion of the Company. As of June 30, 2007 the Company had received $205,300 in proceeds from this loan. As of March 31, 2007, TBECK and the owners of TBECK are not an affiliated party. The promissory note and accrued interest are convertible into preferred stock at that point in time in which the Company has authorized the issuance of preferred stock. The Company, in February of 2007, authorized the issuance of preferred stock and as such the promissory note and accrued interest were converted to preferred stock. The conversion price was at $.50 per share of preferred stock, resulting in the issuance of 438,115 shares of Series B preferred stock. The preferred stock is convertible into common stock at the option of the holder on the basis of one share of preferred stock for one share of common stock. The note has a stated interest rate of 10% and warrants attached in an amount equal to the amount advanced at an exercise price of $1.00 per share. Total warrants under this promissory note are 205,300 shares and may be exercised up to five (5) years from the date of the promissory note by giving the Company notice. The conversion of this promissory note is not dependent on the market price of the stock at the time of conversion.

The value of the warrants and the discount on the notes payable was estimated to be approximately $116,813 at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Volatility	100%
Expected life	3 years
Expected dividend	—
Rate free risk	4.80%

The preferred shares and warrants were issued to accredited investors without registration under the Securities Act of 1933 in reliance on an exemption provided by Section 492) of the Securities Act of 1933. No general solicitation was made in connection with the offer or sale of these securities.

Note 13- Acquisition of Manufacturing Facility

On March 29, 2007 the Company completed an acquisition of an organic fertilizer plant in Monticello, Mississippi. The purchase was $500,000 in cash, 600,000 shares of the company’s restricted common stock, valued at $210,000 based upon $.35 per share, and promissory notes to the prior owners in the principal amount of $472,210, offset by $20,435 of amounts due to the previous owner. The total recorded for the purchase of the plant was $1,161,776. The promissory notes to the prior owners are to be paid at a rate of $10,000 per month for a period of sixty (60) months. The interest rates on the notes vary from 8.27% to 10.00%. Total to be paid over the sixty month period is $600,000, including principal and interest. The outstanding principal balance on the notes at September 30, 2007 was $434,719. The purchase price was allocated as follows:

Land	$125,598
Buildings	313,232
Furniture	2,073
Equipment	720,873

Total	$1,161,776

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended September 30, 2007 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

ITEM 8A. CONTROLS AND PROCEDURES

We have reviewed the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting during the period ended September 30, 2007 that have materially affected or are reasonably likely to materially affect such controls. Our certifying officers have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer’s auditors and the small business issuer’s board of directors (or persons performing the equivalent functions).

All significant material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and disclosure controls and procedures are controls and other procedures that are designed to insure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion or two or more people, or by assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, as well as their principal offices and positions.

NAME	AGE	POSITION
Christopher J. Nichols	41	President & Chairman of the Board of Directors
Lyle J. Mortensen	68	Secretary & Chief Financial Officer
Dr. Martin Reiner	62	Director
Jon Hammond	37	Director, President of ANI
Jack Cowan	74	Director
Steve Riegler	37	Director

All of our directors serve until their successors are elected and qualified by our shareholders, or until the earlier of their death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, directors and significant employees:

Christopher J. Nichols (41), is the Chairman, President and CEO of AGWS. From December, 2003 through January, 2006 he was the senior Vice President of Sales for the Private Client Group at Westcap Securities, Inc. in Irvine, CA. From December of 2002 through October, 2003 he was a Vice President with Fisher Investments selling separate accounts to high net-worth individuals. From November, 1997 through October 2002, he was a Registered Representative with Interfirst Capital Corporation in Yorba Linda, CA. From January, 1991 through November of 1997, he was the Director of Sales and Marketing for Sun-Gard West, a regional distributor of solar control products.

Jon Hammond (37), is President of ANI. From November 2002 through February 2006 he was the N.E. Georgia Manager of John Deere Landscapes in Alpharetta Georgia. From September 1991 through November, 2002 he served as the General Manager of Shemin Nurseries in Atlanta, GA. From February 1989 through September, 1991 he served as a Store Associate for Pike’s Family Nurseries in GA. From June 1988 through January 1989, he served as a basic land care specialist for The Country Club of the South.

Dr. Martin Reiner (62), is currently a Director of the Company. From March 1998 through January of 2006, he served as the Vice President and subsequent President of Ag-Org, Inc. a manufacturer of Organic Fertilizer. From April of 1994 through March of 1998 he served as the President of Reiner & Reiner in Houston TX, an international business development corporation. From April 1984 through March 1994, he served as the President and Executive Director of South Main Center Association, a not for profit community and economic development association.

Lyle J. Mortensen (68), is Secretary and Chief Financial Officer (“CFO”) of the Company and is a Certified Public Accountant. From June of 1965 until approximately April of 1978 he worked for Touche Ross & Co, now Deloitte & Touche, in the audit and tax departments. From April 1978 until present time he has been self employed as a Certified Public Accountant working mainly in a tax and consulting capacity and serving as the chief financial officer for various small private companies.

Steve Riegler (37), is a Director and has been a private equity investor over the past several years. He has also worked with several non-profit organizations as well as holding advisory roles with Epic Sports and Quicksilver Boardriders USA. He previously served as a professional equity trader at UBS and for 10 years was a specialist for Charles Schwab on the floor of the Pacific Stock Exchange (PCX) in Los Angeles. During his time at the PCX he served on the Board of Governors in 2000. He was also in charge of all major media communications including CNBC, CNN and local Los Angeles radio.

Jack Cowan (74), is a Director and founder of Venture Chemicals, Inc. in Lafayette LA. He brings massive experience in chemical engineering, chemical management and sophisticated manufacturing. He is currently Chairman of the Board of the Venture Group, several small, specialty-based products companies serving a number of markets including oil and gas drilling fluid additives, agricultural products, animal feed additives, etc. Jack has been on various committees and actively involved in multiple professional organizations including the American Chemical Society, the American Petroleum Institute, the National Association of Corrosion Engineers and the Commercial Development Association. Jack is the author or co-author of more than 30 patents and is the author/co-author of numerous technical papers involving both drilling fluids and oilfield production chemicals. Jack has a BS Degree in Chemistry from Midwest University.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Committees and Independence

All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until the earlier of their death, retirement, resignation or removal. Our Bylaws set the authorized number of directors at not less than one nor more than nine, with the actual number fixed by our Board of Directors. Our Bylaws authorized the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution.

The entire Board of Directors will perform the function of the Audit Committee until we appoint directors to serve on the Audit Committee.

The entire board performs the functions of the Compensation Committee until we appoint directors to serve on the Compensation Committee.

SUBSEQUENT EXECUTIVE RELATIONSHIPS

On September 30, 2007 Dr. Martin Reiner effectively resigned from his position of Treasurer, Director and President of OGSI. Dr. Reiner will no longer serve on the Board of Directors for Advanced Growing Systems.

On October 1, 2007 the Company hired Mark Nichols, a relative to the Chairman of the Board of Directors, as a consultant in charge of developing a National Sales Plan for OGSI. Mark will be responsible for re-organizing the sales efforts for OGSI and helping establish a national presence for this division.

On November 14, 2007 Dan Dunn was named as Chief Financial Officer to serve contemporaneously with Lyle Mortensen until December 31, 2007 when Mr. Mortensen will resign as CFO, but will stay on the Board of Directors and will chair the Audit Committee for the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for the fiscal periods ended September 30, 2006 and 2007 the compensation received by the officers of the Corporation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher J. Nichols,	2006	56,000		4,417					60,417
President CEO and Director	2007	165,000							165,000
									—
Lyle Mortensen ,	2006	—	—	—	—	—	—	—	—
Secretary & CFO	2007	94,000		163,333					257,333
									—
Martin Reiner, Treasurer, Director	2006	46,875		595					47,470
President of OGSI	2007	75,000							75,000
									—
									—
Jon Hammond , Director	2006	115,705		1,180					116,885
President of ANI	2007	185,000							185,000

Stock Awards:

The stock awards to Mr. Nichols, Mr. Reiner and Mr. Hammond were stock awards received in connection with the private company prior to the merger into the public company as discussed previously. At formation of the private company it was determined that the stock did not have a market value and the stock was issued at par value of .001 per share. Mr. Mortensen received the stock award for services that were rendered prior to and during the merger for which he was never compensated. The Company determined it in the best interest of the Company to issue these shares for past and current services. There was no restriction on the ownership of the stock and it was issued to Aritex Consultants, Inc., the Company that provides Mr. Mortensen’s services.

The value of the award to Mr. Mortensen was computed using the acquisition price the Company paid in connection with a purchase of its restricted stock in a private transaction on May 4, 2007. Due to the high volatility and low trading volume the Company determined that the purchase price of the restricted stock is the best method to value the restricted stock in the Company for purposes of determining the fair value of the stock issued. The private sale of restricted shares was made to other non-related parties at the same price that the Company paid of $.35 per share. Mr. Mortensen had offered some of the restricted shares that he owned for sale to non-related parties. In the negotiation to sell his stock the Company was approached through its CEO, Chris Nichols, to participate in the transaction. The Company acquired 357,143 shares of stock at $.35 per share, for a total of $125,000.

Employment Agreements:

Christopher J. Nichols – The Company has entered into a three-year contract with Chris to serve as the President and CEO of the Company beginning February 1, 2006 and ending January 31, 2009, unless terminated sooner. The Agreement may also be extended by mutual written agreement of the Parties. Base pay for Mr. Nichols is set at $185,000 per year. However the Company’s Board of Directors may increase the base pay as deemed warranted by agreement of the Board of Directors. The Board may also see fit to grant increases. He shall participate in any deferred compensation, bonus and/or stock option plans designed and implemented by the Company’s Board of Directors for the benefit of the Company’s key executives and employees. Mr. Nichols has agreed to a reduced salary and/or consultant fee during the initial growth of the Company with the understanding that he will be compensated for this reduction at a yet undetermined time. Mr. Nichols received 4,416,667 as founders stock in March of 2006.

Jon Hammond – ANI, a majority-owned subsidiary of the Company has entered into a three-year contract with Jon to serve as the President and CEO of ANI for a three-year period beginning February 1, 2006 and ending January 31, 2009 unless terminated sooner. The Agreement may also be extended by mutual written agreement of both parties. Annual pay for Mr. Hammond is set at $185,000 per year. However the Company’s Board of Directors may increase the base pay as deemed warranted by agreement of the Board of Directors. The Board may also see fit to grant increases. He shall participate in any deferred compensation, bonus and/or stock option plans designed and implemented by the Company’s Board of Directors for the benefit of the Company’s key executives and employees.

1.	Stock Grant – One Hundred Eighty Thousand (180,000) shares of the common stock of the Company (ANI) shall be issued to Mr. Hammond within ten (10) days of the date of the execution of this agreement. This stock was issued in March of 2006.

2.	In addition, Mr. Hammond was to receive one million (1,000,000) shares of AGWS’s common stock as Founders Stock, when offered for public sale or on or before March 15, 2006. This stock was issued in March of 2006.

3.	Right of Exchange – At any time beginning February 1, 2007 and continuing until December 31, 2008, Mr. Hammond shall have the right to exchange his shares in ANI for publicly-traded shares of AGWS stock. The exchange rate shall be determined based upon the previous quarters of ANI’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) times four to reflect annual EBITDA times a multiple of six. The value of AGWS’s stock shall be determined based upon the average closing price on any stock exchange.

Dr. Martin Reiner – OGSI, a majority-owned subsidiary of the Company has entered into a three-year contract with Martin to serve as the Chairman of the Board of OGSI for a three-year period beginning February 1, 2006 and ending January 31, 2009 unless terminated sooner. The Agreement may also be extended by mutual written agreement of both parties. Annual pay for Mr. Reiner is set at $75,000 per year. However the Company’s Board of Directors may increase the base pay as deemed warranted by agreement of the Board of Directors. The Board may also see fit to grant increases. He shall participate in any deferred compensation, bonus and/or stock option plans designed and implemented by the Company’s Board of Directors for the benefit of the Company’s key executives and employees.

1.	Stock Grant – Ninety-five Thousand (95,000) shares of the common stock of the Company (OGSI) shall be issued to Dr. Reiner within ten (10) days of the date of the execution of this agreement. This stock was issued in March of 2006.

2.	In addition, Dr. Reiner was to receive five hundred thousand (500,000) shares of AGWS‘s common stock as Founders Stock, when offered for public sale or on or before March 15, 2006. This stock was issued in March of 2006.

3.	Right of Exchange – At any time beginning February 1, 2007 and continuing until December 31, 2008, Dr. Reiner shall have the right to exchange his shares in OGSI for the publicly-traded shares of AGWS stock. The exchange rate shall be determined based upon the previous quarters of OGSI’s EBITDA times four to reflect annual EBITDA times a multiple of six. The value of AGWS’s stock shall be determined based upon the average closing price on any stock exchange.

Lyle J. Mortensen – CFO is to receive a monthly fee of $10,000 per month, plus direct expense reimbursements beginning October 1, 2006, that are paid to his consulting company, Aritex Consultants, Inc. At the present time, Mr. Mortensen is serving without an employment agreement and does not participate in other stock considerations. He is a substantial shareholder as indicated above, and may receive additional compensation that is deemed appropriate by the Board of Directors of the Company.

Director Compensation

AGWS shall pay its Directors a nonrefundable retainer of $5,000 per year, which shall compensate such Director for all time spent preparing for, traveling to (if applicable) and attending Board of Director meetings during the year; provided, however, that if more than three Board meetings require out-of-town travel time, such additional travel time may be billed at a reasonable rate to be determined by the Board of Directors. The retainer shall be provided for portions of the term less than a full calendar year. This retainer may be revised by action of the Board of Directors from time to time. Such revision shall be effective as of the date specified in the resolution for payments not yet made and need not be documented by an amendment to this agreement. Director compensation is for non-AGWS employees only. As a result there will be no additional compensation for Chris Nichols, Martin Reiner or Jon Hammond.

Unless otherwise restricted by our Certificate of Incorporation, the members of our Board of Directors have the authority to fix the compensation of Directors. The Directors may be paid their expenses, if any, related to attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as our Director. No such payment will preclude any Director from serving our Company in any other capacity and receiving compensation thereafter. Members of special or standing committees may be given compensation for attending committee meetings.

Independent directors Jack Cowan and Steve Riegler have each been awarded 20,000 shares of stock in connection with their activities as members of the Board of Directors. 10,000 shares each was awarded on October 1, 2006 and 10,000 shares each were awarded on April 10, 2007. In addition Mr. Riegler received an additional stock award of 5,000 shares for his attendance at the Board of Directors meeting in September of 2007.

FOR YEAR ENDED SEPTEMBER 30, 2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher J. Nichols*	—	—	—	—	—	$165,000	$165,000
Dr. Martin Reiner*	—	—	—	—	—	$75,000	$75,000
Jon Hammond*	—	—	—	—	—	$185,000	$185,000
Jack Cowan	$2,000	$5,400	—	—	—	—	$7,400
Steve Riegler	$3,000	$5,400	—	—	—	—	$8,400

At the present time employees that are members of the Board of Directors are reimbursed for travel expenses but do not receive compensation for service on the Board of Directors, other than the $5,000 retainer they are paid and if more than three Board meetings require out-of-town travel time, such additional travel time may be billed at a reasonable rate to be determined by the Board of Directors, as more fully described under the caption Director Compensation. The Company may elect to change this policy and fix a reasonable compensation rate for all directors.

As of December 31, 2006 Jack Cowan and Steve Riegler each received 10,000 shares of stock each valued at $.19 per share. (Value of private placement shares during 2006) In April of 2007 Mr. Cowan and Mr. Riegler each received an additional 10,000 shares each valued at $.35 per share. (Value of restricted stock in a private sale.)

•	Employees of ANI, AGSI, OGSI receive no additional compensation for BOD functions.

FOR YEAR ENDED SEPTEMBER 30, 2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Christopher J. Nichols	—	—	—	—	30,833	61,666	—
Dr. Martin Reiner	—	—	—	—	12,500	25,000	—
Jon Hammond	—	—	—	—	30,833	61,666	—
Lyle J. Mortensen	—	—	—	—	—	—	—
Steve Riegler	—	—	—	—	—	—	—
Jack Cowan	—	—	—	—	—	—	—

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the beneficial owners of more than five percent (5%) of all classes of the voting securities of AGWS. The percentage ownership has been calculated based on 23,245,065 shares of common stock outstanding as of September 30, 2007.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Big Baller Media Group, LLC, 2222 Michaelson #480, Irvine, CA 92612 (1)	1,450,000	6.23%
Common	Christopher J. Nichols, 7740 St. Marlo CC Pkwy, Duluth, GA 30097	4,416,667	19.00%

1.	Big Baller Media Group, LLC is controlled by Jeffrey Greeney.

2.	The above beneficial owners do not have any additional rights to acquire additional beneficial ownership.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Christopher J. Nichols, President of AGWS, 7740 St. Marlo CC Pkwy, Duluth GA 30097	4,416,667	19.00%
Common	Lyle J. Mortensen, CFO through Aritex Consultants, Inc. 230 N. Park Boulevard, Suite 106 Grapevine, TX 76051.	848,934	3.65%
Common	Jon Hammond, President of ANI, 755 Union Hill Road, Alpharetta, GA 30004	1,000,000	4.30%
Common	Dr. Martin Reiner, President of OGSI, Treasurer, 2341 Bolsover, Houston, TX 77005	500,000	2.15%
Common	Jack Cowan, Director	20,000.09%
Common	Steve Riegler, Director	25,000.11%

Lyle Mortensen, President of Aritex Consultants, Inc. (“Aritex”), was also an officer of NLW and is currently serving as Chief Financial Officer of the Company. Aritex currently holds a significant number of shares of the Company as indicated above.

Changes in Control.

The Company is unaware of any arrangement that will result in a change in control of the Company or its operating subsidiaries.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions Within The Past Two Years. The following are certain transactions or proposed transactions during the last two years to which we were a party, or proposed to be a party, in which certain persons had a direct or indirect material interest.

Lon Musgrove was one of the former officers and directors of OGSI and holds 9.5% of the outstanding stock of OGSI. Mr. Musgrove resigned effective September 30, 2006.

The following is a list all subsidiaries of the Company showing the basis of control and as to each Company, the percentage of voting securities owned or other basis of control by its immediate parent if any.

Owner	% Owned	Subsidiary
Advanced Growing Systems, Inc.	81%	Organic Growing Systems, Inc.
Martin Reiner	9.5%	Organic Growing Systems, Inc.
Lon Musgrove	9.5%	Organic Growing Systems, Inc.
Advanced Growing Systems, Inc.	81%	Advanced Nurseries, Inc.
Jon Hammond	19%	Advanced Nurseries, Inc.

The Company entered into a placement agreement with Westcap Securities, Inc. in connection with its offering of convertible promissory notes. For details of the promissory note provisions please refer to note ten in the notes to consolidated financial statements attached and a part of this filing. As of September 30, 2007 the Company had received $2,340,942 as proceeds from this Reg D, section 506 offering. The Company has not received any additional proceeds from this offering. Commissions of 10% plus expenses were paid in connection with this offering.

TBECK, a shareholder in the Company, agreed in December of 2006 to loan the Company up to $750,000 to assist in the expansion of the Company. As of September 30, 2007 the Company had received $205,300 in proceeds from this loan. As of September 30, 2007 owners of TBECK are not affiliated parties. The promissory note and accrued interest is convertible into preferred stock at that point in time in which the Company has authorized the issuance of preferred stock. The Company in February of 2006 authorized the issuance of preferred stock and as such the promissory note and accrued interest was converted to preferred stock during the quarter ending September 30, 2007. The conversion price is at $.50 per share of preferred stock. The preferred stock is convertible into common stock at the option of the holder on the basis of one share of preferred stock for one share of common stock. The note has a stated interest rate of 10% and warrants attached in an amount equal to the amount advanced at an exercise price of $1.00 per share. Total warrants under this promissory note are 205,300 shares and may be exercised up to five (5) years from the date of the promissory note by giving the Company notice. The conversion of this promissory note is not dependent on the market price of the stock at the time of conversion. The terms of this transaction and any other related party transactions are on terms comparable to those available from unaffiliated third parties.

As of September 30, 2007, the Company has accounts receivable from its employees of approximately $8,000. These amounts primarily relate to amounts that have been advanced to employees. As of September 30, 2006, the Company had accounts payable to related parties of approximately $35,000. These amounts primarily relate to amounts that have come due to employees of the Company in the normal course of business for various business expenses.

In February 2007, the Company issued 466,667 shares of restricted stock to Aritex, a company controlled by the contract CFO of the Company for services rendered in connection with his position as the CFO. In accordance with SFAS 123, the stock issued was treated as an expense with the appropriate entry to common stock and additional paid-in-capital. The per share value used was $.35 per share, which was the value at which the private placement was sold in the previous year. The market value for the first two weeks of February ranged from a high of $.90 to a low of $.55. The date of the resolution authorizing the issue was February 9, 2007, however, due to the restrictions on the sale of his stock and,, fluctuating market values, $.35 per share was determined to be appropriate.

In addition, Aritex loaned the Company $20,000 for working capital on an unsecured basis, which was repaid prior on September 26, 2007.

Two non-employee Board members were issued 10,000 shares of common stock each on October 1, 2006 at a price of $.19 per share, as this was the best estimate of fair value at the time of issuance. In April 2007 these Board member received another 10,000 shares of common stock at a price of $.35 per share, which was based on the value of the price paid for treasury stock. These shares were issued to these Board members for their services to the Company. A related marketing consultant, who is a relative to the Chairman of the Company, was issued 100,000 shares of common stock on October 1, 2006 for management and marketing services rendered to the Company. These shares were issued at $.19 per share, as this was the best estimate of fair value at the time of issuance. The Company also issued 175,000 shares of common stock to key management employees of the Company for their services to the Company during its formation. These shares were issued at $.35 per share, which was based on the value of the price paid for treasury stock.

ITEM 13. EXHIBITS

EXHIBIT	DESCRIPTION
2.1*	Agreement and Plan of Merger and Reorganization by and among Non Lethal Weapons, Inc. and Advanced Growing Systems, Inc.

3.1*	Articles of Incorporation of Advanced Growing Systems, Inc.

3.2*	Bylaws of Advanced Growing Systems, Inc.

10.1*	Series A Convertible Preferred Stock Purchase Agreement dated 3-9-07

10.2*	Loan Agreement and Security Agreement

10.3*	Letter of Waiver of Time for Subsequent Closing

10.4*	Series A Convertible Preferred Stock Purchase Agreement dated 5-3-07

10.5*	Form of Series A,B,C,D Warrant to Purchase Common Stock attached to Preferred Stock Purchase Agreements

10.6*	Form of Series J Warrant to Purchase Common Stock attached to Preferred Stock Purchase Agreements

10.7*	Form of Convertible Notes payable to various investors

10.8*	Convertible Promissory note from TBECK Capital, Inc.

10.9*	Employment Agreement of Chris Nichols

10.10*	Employment Agreement of Jon Hammond

10.11*	Employment Agreement of Martin Reiner

21.**	Subsidiaries of Advanced Growing Systems, Inc.

23.1**	Consent of Independent Auditors

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes- Oxley Act of 2002.

31.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

*	Previously Filed.
**	Filed herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the period ended September 30, 2006 and the year ended September 30, 2007 were approximately $70,451 and $30,093 respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the period ended September 30, 2007.

Tax Fees: There were no fees for tax services for the periods ended September 30, 2007 or 2006.

All Other Fees: Aggregate fees billed for professional services other than those described above were for the fiscal periods ended September 30, 2007 and 2006 were approximately $22,449 and $5,250 respectively. These fees were primarily for the review of our Form 10-SB.

SIGNATURES

Pursuant to the requirements of Section 12 of the Exchange Act, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED GROWING SYSTEMS, INC.

/s/ Chris J. Nichols
Chris J. Nichols
Chief Executive Officer

Dated: January 15, 2008

ADVANCED GROWING SYSTEMS, INC.

/s/ Lyle J. Mortensen
Lyle J. Mortensen
Chief Financial Officer

Dated: January 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Chris J. Nichols	Chief Executive Officer	January 15, 2008
Chris J. Nichols

/s/ Lyle J. Mortensen	Principal Financial Officer	January 15, 2008
Lyle J. Mortensen

/s/ Jack Cowan	Director	January 15, 2008
Jack Cowan

/s/ Steve Riegler	Director	January 15, 2008
Steve Riegler

Exhibit Index

Exhibit Number	Description
21	Subsidiaries of Advanced Growing Systems, Inc.

23.1	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.