Form 10QSB
period 2007-12-31
ADVANCED GROWING SYSTEMS, INC.
filed 2008-02-14
CIK 1369608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

Commission file number 000-52572

ADVANCED GROWING SYSTEMS, INC.

(Name of Registrant as specified in its charter)

Nevada	20-4281128
(State or other jurisdiction of incorporation or jurisdiction)	(I.R.S. Employer Identification Number)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2007; Common Stock, $.001 par value 24,201,110 shares

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2007 (Unaudited)	September 30, 2007 (Audited)
Assets
Current assets:
Cash and cash equivalents	$—	$471,276
Accounts receivable, net of allowance for doubtful accounts of $133,425 and $139,890	1,764,913	1,667,710
Inventories	2,073,094	1,850,739
Prepaid expenses	10,894	27,081
Employee advances	3,080	7,905

Total current assets	3,851,981	4,024,711

Property and equipment, net	2,457,167	2,442,288
Other assets	15,666	7,668

Total assets	$6,324,814	$6,474,667

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$165,777	$—
Accounts payable and accrued expenses	2,958,763	2,515,824
Convertible notes payable, net of discount	290,000	720,000
Line-of-credit	714,483	788,964
Current portion of capital lease obligations	109,248	56,995
Current portion of notes payable	80,733	113,906

Total current liabilities	4,319,004	4,195,689

Long-term notes payable	484,459	509,738
Long-term portion of capital lease obligations	238,955	133,728

Total liabilities	5,042,418	4,839,155

Commitments and contingencies	—	—

Minority interest	380	380

Stockholders’ equity:
Preferred stock, Series A; par value $.001; 50,000,000 authorized; 4,750,000 issued and outstanding in 2007; none in 2006	4,750	4,750
Preferred stock, Series B; par value $.001; 50,000,000 authorized; 3,038,000 issued and outstanding in 2007; none in 2006	3,038	3,038
Common stock; par value $.001; 500,000,000 authorized; 24,201,110 and 23,245,065 issued and outstanding	24,201	23,245
Treasury stock, 357,143 shares	(125,000)	(125,000)
Common stock warrants	(312,418)	(116,813)
Additional paid-in capital	9,945,120	9,257,956
Accumulated deficit	(8,257,675)	(7,412,044)

Total stockholders’ equity	1,282,016	1,635,132

Total liabilities and stockholders' equity	$6,324,814	$6,474,667

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31, 2007	Three months ended December 31, 2006
Net sales	$2,485,750	$2,166,325

Cost of goods sold	1,599,249	1,553,226

Gross profit	886,501	613,099

Operating expenses	1,439,042	859,866
Occupancy expenses	80,178	116,463
Advertising expenses	6,046	22,770
Depreciation and amortization	117,758	32,658
Interest expense, net	62,036	22,456
Other expenses	27,072	—

Total expenses	1,732,132	1,054,213

Loss from operations before income tax benefit	(845,631)	(441,114)

Income tax benefit	—	—

Net loss available to common stockholders	$(845,631)	$(441,114)

Net loss per common share	$(0.04)	$(0.02)

Weighted average shares outstanding	23,773,668	21,390,998

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended
	December 31, 2007	December 31, 2006
Operating Activities

Net loss	$(845,631)	$(441,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	117,758	32,658
Stock-based compensation expense	—	22,720
Changes in operating assets and liabilities
Accounts receivable	(97,203)	(189,628)
Inventories	(222,355)	(537,163)
Prepaid expenses	16,187	—
Employee advances	4,825	1,922
Other assets	(7,998)	3,801
Accounts payable and accrued expenses	493,498	1,153,370
Accounts payable, related parties	—	(22,263)

Net cash provided by (used in) operating activities	(540,919)	24,303

Investing Activities

Purchases of property and equipment	(7,404)	(302,434)
Deposit on letter of intent	—	(100,000)

Net cash used in investing activities	(7,404)	(402,434)

Financing Activities

Bank overdraft	165,777	—
Proceeds from issuance of convertible notes payable	—	263,880
Proceeds from capital lease obligations	44,203	—
Payments on capital lease obligations	—	(9,212)
Payments on note payable	(58,452)	(181,500)
Net proceeds from (payments on) line-of-credit	(74,481)	217,508

Net cash provided by financing activities	77,047	290,676

Net decrease in cash and cash equivalents	(471,276)	(87,455)
Cash and cash equivalents at beginning of period	471,276	230,733

Cash and cash equivalents at end of period	$—	$143,278

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$62,036	$75,170

Supplemental Disclosure of Non-Cash Information

Purchases of property and equipment via issuance of debt	$—	$44,492

Conversion of notes payable to shares of common stock	$430,000	$—

Stock issued for interest on convertible notes payable	$50,559	$—

Warrants issued with convertible notes	$195,605	$9,064

See accompanying notes to consolidated financial statements

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

(Unaudited)

Note 1- Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended September 30, 2007 included in Advanced Growing Systems, Inc.’s (the “Company”) Form 10-KSB, as filed with the Securities and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Note 2- Income Taxes

The Company and its subsidiaries file a consolidated federal tax return with the Company being the common parent corporation of the affiliated group and have executed a tax sharing agreement across corporate lines. Deferred tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The entire tax benefit is attributable to the net consolidated operating losses generated since inception.

Management has determined that the deferred tax asset may not be realized in the short term. Therefore, due to the short operating history of the Company, management has recorded a valuation allowance to reduce the deferred tax asset to zero. The net operating loss carryovers from the fiscal years ended September 30, 2006 and 2007 of $833,937 and $2,951,292, respectively, will expire in 2026 and 2027, respectively, if not utilized.

Note 3- Convertible Notes Payable

During the three months ended December 31, 2007, the Company had several convertible note holders decide to convert their notes to shares of common stock of the Company. During these three months a total of $430,000 was converted. These conversions resulted in 956,040 shares of common stock with additional warrant coverage at 50% of the converted note value at $.50 and 50% of the converted note value at $.75. The outstanding face value of the notes as of December 31, 2007 is $290,000. The Company also paid accrued interest to these shareholders that resulted in 96,045 additional shares being issued. The value of the warrants was estimated to be approximately $207,560 at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected life	3 years
Expected dividend	—
Rate free risk	4.52%

Note 4- Related Party

For the three months ended December 31, 2007, a marketing consultant, a relative of the Chairman of the Board of Directors, has been employed by the Company to oversee the re-organization of the sales and marketing efforts of organic growing business. This related party has been paid $45,000 for the three months ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report carefully. Although management believes that the assumptions underlying the forward-looking statements included in this annual report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this quarterly report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

ITEM 2- MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company had a net loss of $845,631 ($.04 per share) for the three months ended December 31, 2007 compared to a net loss of $441,114 ($.02 per share) for the three months ended December 31, 2006. Net sales from operations increased $319,425 for the three months ended December 31, 2007, as did all categories of expenses as the Company has added two additional nursery locations as well as the organic fertilizer manufacturing plant in Mississippi. For the three months ended December 31, 2007, interest expense increased $39,580 over the same period ended December 31, 2006. This increase is due to the Company operating two additional nursery locations as well as financing new equipment, vehicles and the acquisition of the manufacturing plant and equipment. Depreciation and amortization expense increased $85,100 for the three months ended December 31, 2007 over the same three-month period ended December 31, 2006. This increase is attributable to adding the fertilizing manufacturing plant and equipment as well as the nurseries adding additional locations, equipment and vehicles. Operating expenses for the three-month period ended December 31, 2007 increased $579,176 over the three-month period ended December 31, 2006. This increase was generated by the Company adding infrastructure to the different subsidiaries in order to handle the increased demand for nursery and fertilizer products. Management feels that these expense levels should not increase over the next three to nine months as the administrative infrastructure is in place to handle the anticipated growth of the Company.

Plan of Operations

Advanced Nurseries, Inc. (“ANI”), presently consists of three commercial distribution sites with a fourth site located and in current negotiations. All three current locations have continued to build upon their customer bases and have generated combined average monthly revenues of approximately $763,000 for the three months ended December 31, 2007. The nurseries have also been able to increase the gross profit percentage by working closely with their core vendors and establishing terms and pricing. Management believes that ANI will be able to increase their market share based upon two key competitors leaving the Atlanta marketplace. Management decided in December 2007 to terminate its negotiations for a nursery in the McDonough, GA area and replace this with a contract to lease 3 acres in McDonough, GA for a hardline location, inventory items that are not live plants. Management believes that the McDonough, GA area is better suited for a hardline location where clients want hardline type items to complete their landscaping. Management also decided to terminate negotiations for a new site in Pineville, NC. This decision is based on the continued moratorium on new construction through the late March 2008 timeframe. Management believes that by focusing on the current locations where larger competitors have left, and adding the hardline location in McDonough, GA, will help to generate additional revenues and profitability for the next three quarters. The Company will continue to look at other geographic areas for expansion dependent upon experienced staff and suitable locations.

Organic Growing Systems, Inc. (“OGSI”), currently consisting of our plant in Monticello, MS and our original distribution points in Houston, TX and Alpharetta, GA, has also expanded distribution to Florida, California and Colorado. OGSI has increased revenues $105,889 for the three months ended December 31, 2007 over the three months ended December 31, 2006. This increase is a direct result of re-organizing the sales department and beginning to meet face to face with potential customers for the product. The primary focus is upon sod farms and municipal governments as many local and state governments have begun to ban synthetic fertilizers from being applied to areas around waterways. With the non-leaching characteristics of the fertilizer our product has become a solution to these potential customers. Management has made improvements to our plant in Mississippi, including but not limited to: remodeling of our office and laboratory, replacement of hammer and pellet mills, multiple conveyors, hiring additional staff in order to increase our production capabilities to approximately 20 tons per shift, as well as replacing dies, chains, and all wear-and-tear components. We have also implemented new maintenance programs in order to prevent unnecessary downtime and repairs to the equipment. By adding this additional equipment and shift, management believes that we can reduce the cost of the product to approximately 15% per ton. During the second quarter OGSI will be adding a second production line and a second shift to the facility as demand for the products has increased over the three months ended December 31, 2007. By adding the additional line and shift the facility should be able to produce in excess of 80 tons per day.

	ANI		OGSI
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Sales	$2,288,845	$2,075,309	$196,905	$91,016
Cost of goods sold	1,562,537	1,485,865	36,712	67,361

Gross profit	$726,308	$589,444	$160,193	$23,655

Gross profit %	31.73%	28.40%	81.36%	25.99%

Liquidity and Capital Resources

At December 31, 2007, we had total current assets of approximately $3,852,000, consisting primarily of accounts receivable and inventories. Current liabilities were approximately $4,319,000, consisting primarily of accounts payable, accrued expenses, term and convertible notes payable and a working line-of-credit. The Company has accumulated a net loss from inception through December 31, 2007 of approximately $4,630,000. Stockholders’ equity as of December 31, 2007 was approximately $1,282,000. The Company has recorded gross revenues of approximately $2,486,000 for the three months ended December 31, 2007.

ITEM 3- CONTROLS AND PROCEDURES

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

PART II- OTHER INFORMATION

Item 1.	Legal proceedings- None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2007, the Company converted $430,000 of convertible promissory notes into 956,040 shares of common stock with additional warrant coverage at 50% of the converted note value at $.50 and 50% of the converted note value at $.75. The outstanding face value of the notes as of December 31, 2007 is $290,000.

Item 3.	Defaults upon Senior Securities - None

Item 4	Submission of Matters to a Vote of Security Holders - None

Item 5	Other information - None

Item 6.	Exhibits

Rule 13-a-14(a)/Rule 15d-14(a) Certifications:

31.1 Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

31.2 Certification of Dan K. Dunn, Principal Financial Officer of the Company, filed herewith

Section 1350 Certifications:

32.1 Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

32.2 Certification of Dan K. Dunn, Principal Financial Officer of the Company, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED GROWING SYSTEMS, INC.
(Registrant)

Date: February 13, 2008	by	/s/ Chris J. Nichols
Chris J. Nichols, President and Principal Executive Officer

Date: February 13, 2008	by	/s/ Dan K. Dunn
Dan K. Dunn, Principal Financial Officer

Exhibit Index

Exhibit Number	Description
Rule 13-a-14(a)/Rule 15d-14(a) Certifications:

31.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

31.2	Certification of Dan K. Dunn, Principal Financial Officer of the Company, filed herewith

Section 1350 Certifications:

32.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

32.2	Certification of Dan K. Dunn, Principal Financial Officer of the Company, filed herewith.