Form 10QSB/A
period 2007-06-30
ADVANCED GROWING SYSTEMS, INC.
filed 2008-02-29
CIK 1369608

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB/A

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

3050 Royal Boulevard South

Suite 135

Alpharetta, GA 30022

(Address of principal executive offices)

(678) 387-5061

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

INDEX

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2007 (Unaudited) and September 30, 2006 (Audited)	1

Consolidated Statements of Operations (Unaudited)
For the three and nine months ended June 30, 2007 and three months ended June 30, 2006 and the period from February 2, 2006 (Inception) to June 30, 2006	2

Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended June 30, 2007	3

Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended June 30, 2007 and for the period from February 2, 2006 (Inception) to June 30, 2006	4

Notes to Consolidated Financial Statements	5-9

Item 2. Management’s Discussion and Analysis or Plan of Operation	10-11

Item 3. Controls and Procedures	11

Part II – Other Information

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11-12

Item 3. Defaults upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	13

PART I Financial Information

Item 1.	Financial Statements

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$306,520	$230,733
Accounts receivable, net of allowance for doubtful accounts of $124,400 and $41,641	2,029,691	834,833
Inventories	2,140,030	480,030
Prepaid expenses	12,968	—
Employee advances	3,691	1,922

Total current assets	4,492,900	1,547,518

Property and equipment, net	2,254,296	331,607
Other assets	21,270	120,000

Total assets	$6,768,466	$1,999,125

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,870,008	$918,604
Convertible notes payable, net of discount	1,157,585	728,369
Line-of-credit	1,098,283	—
Current portion of capital lease obligations	21,108	7,074
Current portion of notes payable	78,777	203,500
Accounts payable, related parties	21,589	34,717

Total current liabilities	5,247,350	1,892,264

Long-term notes payable	374,918	—
Long-term portion of capital lease obligations	47,344	7,953

Total liabilities	5,669,612	1,900,217

Commitments and contingencies	—	—

Minority interest	380	380

Stockholders’ equity:
Preferred stock, Series A; par value $.001; 500,000,000 authorized; 4,750,000 issued and outstanding in 2007; none in 2006	4,750	—
Common stock; par value $.001; 500,000,000 authorized; 22,652,665 and 21,270,998 issued and outstanding	22,653	21,271
Treasury stock	(125,000)	—
Additional paid-in capital	6,064,063	911,194
Accumulated deficit	(4,867,992)	(833,937)

Total stockholders’ equity	1,098,474	98,528

Total liabilities and stockholders’ equity	$6,768,466	$1,999,125

See accompanying notes to consolidated financial statements.

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	February 2, 2006 (Inception) to June 30, 2006
Net sales	$3,905,596	$1,678,314	$8,192,826	$1,964,054

Cost of goods sold	2,790,858	1,210,764	5,946,968	1,491,818

Gross profit	1,114,738	467,550	2,245,858	472,236

Operating expenses	1,379,353	484,298	3,199,794	685,127
Occupancy expenses	122,565	77,695	315,299	86,581
Advertising expenses	22,929	—	59,607	9,400
Depreciation and amortization	83,929	12,815	173,610	17,906
Interest expense	83,048	—	190,670	—

Total expenses	1,691,824	574,808	3,938,980	799,014

Loss from operations before income tax benefit	(577,086)	(107,258)	(1,693,122)	(326,778)
Income tax benefit	—	—	—	—

Net loss	(577,086)	(107,258)	(1,693,122)	(326,778)
Preferred stock dividend	(869,561)	—	(2,340,933)	—

Net loss available to common shareholders	$(1,446,647)	$(107,258)	$(4,034,055)	$(326,778)

Net loss per common share	$(0.06)	$(0.01)	$(0.18)	$(0.02)

Weighted average shares outstanding	22,386,097	18,798,817	21,902,677	18,344,813

See accompanying notes to consolidated financial statements.

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

October 1, 2006 to June 30, 2007

(Unaudited)

	Treasury Stock		Common Stock		Preferred Stock (Series A)		APIC	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at October 1, 2006 (Audited)	—	$—	21,270,998	$21,271	—	$—	$911,194	$(833,937)	$98,528
Preferred stock issuances	—	—	—	—	4,750,000	4,750	2,336,183	—	2,340,933
Preferred stock beneficial conversion feature	—	—	—	—	—	—	2,340,933	—	2,340,933
Preferred stock dividend—beneficial conversion feature	—	—	—	—	—	—	—	(2,340,933)	(2,340,933)
Common stock issued to directors	—	—	40,000	40	—	—	10,760	—	10,800
Common stock issued to consultant	—	—	100,000	100	—	—	18,900	—	19,000
Common stock issued to Chief Financial Officer	—	—	466,667	467	—	—	162,866	—	163,333
Common stock issued to employees	—	—	175,000	175	—	—	61,075	—	61,250
Discount on additional warrants issued on convertible promissory notes	—	—	—	—	—	—	12,752	—	12,752
Stock issued in acquisition of Mississippi plant	—	—	600,000	600	—	—	209,400	—	210,000
Purchase of treasury stock	357,143	(125,000)	—	—	—	—	—	—	(125,000)
Net loss	—	—	—	—	—	—	—	(1,693,122)	(1,693,122)

Balance at June 30, 2007	357,143	$(125,000)	22,652,665	$22,653	4,750,000	$4,750	$6,064,063	$(4,867,992)	$1,098,474

See accompanying notes to consolidated financial statements.

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30, 2007	February 2, 2006 (Inception) to June 30, 2006
Operating Activities
Net loss	$(1,693,122)	$(326,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,221	17,906
Stock-based compensation expense	254,384	18,000
Changes in operating assets and liabilities:
Accounts receivable	(1,194,858)	(836,572)
Inventories	(1,660,000)	(511,113)
Prepaid expenses	(12,968)	—
Employee advances	(1,769)	—
Other assets	(21,270)	—
Accounts payable and accrued expenses	1,951,404	745,332
Accounts payable, related parties	(13,128)	14,480

Net cash used in operating activities	(2,212,106)	(878,745)

Investing Activities
Purchases of property and equipment	(1,215,200)	(210,890)
Lease deposits	—	(17,000)

Net cash used in investing activities	(1,215,200)	(227,890)

Financing Activities
Proceeds from issuance of convertible notes payable	420,300	100,000
Proceeds from borrowings on line-of-credit, net	1,098,283	—
Proceeds from issuance of notes payable	—	250,000
Proceeds from issuance of common stock in private placement	—	880,000
Proceeds from preferred shares issued in private placement	2,340,931	—
Purchases of treasury stock	(125,000)	—
Payments on notes payable	(222,016)	—
Payments on capital lease obligations	(9,406)	(3,868)

Net cash provided by financing activities	3,503,093	1,226,132

Net increase in cash and cash equivalents	75,787	119,497

Cash and cash equivalents at beginning of period	230,733	—

Cash and cash equivalents at end of period	$306,520	$119,497

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$99,140	$—

Supplemental Disclosure Non-Cash Information
Purchases of property and equipment via issuance of notes payable and capital lease obligations	$535,041	$—

Purchases of property and equipment via issuance of common stock	$210,000	$—

Reclassification of other assets to property and equipment	$120,000	$—

Amortization of preferred stock beneficial conversion feature	$960,349	$—

See accompanying notes to consolidated financial statements.

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 3 – Line-of-Credit

On January 17, 2007, Advanced Nurseries, Inc., a subsidiary of the Company, entered into a loan and security agreement with Presidential Financial Corporation (“Presidential”) for a line-of-credit of up to $2,000,000 based on 80% of approved receivables. A security interest was granted to secure the indebtedness of receivables, inventories, and furniture and fixtures. The interest rate to be charged by Presidential on the outstanding balance is 1% above prime as quoted in the Wall Street Journal. In addition a monthly service fee in the amount of zero point six percent (0.6%) of the average daily outstanding balance is to be paid to Presidential. The balance at June 30, 2007 was $1,098,283.

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

Volatility	100%
Assumed stock price (value of private placement during 2006)	$.19 per sh.
Expected life	3 years
Expected dividend yield	—
Risk-free rate	5.08% - 4.28%

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

Under EITF Issue No. 98-5, footnote 3 of item one, states “The fair value is the amount at which the common stock and/or other securities could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.” Management determined that the price of $.19 per share was the best price to use for the valuation of transactions negotiated during 2006 because it was the price at which its securities were sold in connection with the merger. As the Company’s stock is thinly traded on the “Pink Sheets” and the Company had less than a year of operations, the opinion of management is that the offering price of $.19 was the fair value at which the common stock could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale.

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

The value assigned to the stock issued to the CFO was also determined under EITF Issue No. 98-5, footnote 3 of item one, which states “The fair value is the amount at which the common stock and/or other securities could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.” Management determined that the price of $.35 per share was the best price to use for the valuation of transactions negotiated during 2007 because it was the price at which its securities were sold in connection with a private sale of unrestricted Company stock. As the Company’s stock is thinly traded on the “Pink Sheets” and the Company had approximately a year of operations, the opinion of management is that the private sale price of $.35 was the fair value at which the common stock could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale.

In addition Aritex Consultants, Inc. loaned $20,000 to the Company on February 9, 2007 on an unsecured basis. This loan was repaid on September 26, 2007.

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

The value of the common stock utilized in connection with the conversion features of the preferred stock was determined under EITF Issue No. 98-5, footnote 3 of item one, which states “The fair value is the amount at which the common stock and/or other securities could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.” Management determined that the price of $.35 per share was the best price to use for the valuation of transactions negotiated during 2007 because it was the price at which its securities were sold in connection with a private sale of unrestricted Company stock. As the Company’s stock is thinly traded on the “Pink Sheets” and the Company had approximately a year of operations, the opinion of management is that the private sale price of $.35 was the fair value at which the common stock could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale.

The following table summarizes the allocation of the proceeds from the three separate private placements of preferred stock:

	March 9, 2007	April 13, 2007	May 4, 2007
Gross proceeds	$1,500,000	$500,000	$375,000
Share issuance costs	(28,629)	(2,553)	(2,885)

Net proceeds received	$1,471,371	$497,447	$372,115

Proceeds allocated to equity components
Series A preferred stock	$3,000	$1,000	$750
Additional paid-in-capital	1,468,371	496,447	371,365
Beneficial conversion feature	1,471,371	497,447	372,115
Amortization of beneficial conversion feature as a dividend	(1,471,371)	(497,447)	(372,115)

Total equity allocation	$1,471,371	$497,447	$372,115

The preferred shares and warrants were issued to accredited investors without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. No general solicitation was made in connection with the offer or sale of these securities.

Private placement warrants

The fair value of the warrants at the acquisition date was estimated to be in excess of the proceeds received and has been allocated between preferred stock, additional paid-in-capital and the beneficial conversion feature. The fair value of the warrants at the placement date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected warrant life of 5 years, risk-free interest rate of 5.06%, dividend yield of 0%, stock price of $.35 (value of treasury stock purchased) and expected volatility of 100%. The discount has been fully amortized as a dividend through the accumulated deficit at the date of issue.

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

Note 7 – Acquisition of Manufacturing Facility

On March 29, 2007 the Company completed its acquisition of an organic fertilizer plant in Monticello, MS. The purchase was made with $500,000 in cash, 600,000 shares of the Company’s restricted stock and promissory notes to the prior owners in the principal amount of $472,210. The total recorded for the purchase of the plant was $1,272,210. The promissory notes to the prior owners are to be paid at the rate of $10,000 per month for a period of sixty (60) months. The interest rates on the promissory notes vary from 8.27% to 10.00%. Total to be paid over the sixty month period is $600,000 including principal and interest. The purchase price was allocated as follows:

Land	$125,598
Buildings	319,408
Furniture	2,114
Equipment	735,090

Total purchase price	$1,182,210

Note 8 – Purchase of Treasury Stock

In May of 2007, the Company acquired 357,143 of its own common stock for treasury for a purchase price of $125,000, or $.35 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company had a net operating loss of $577,086 ($.03 per share) for the three months ended June 30, 2007 compared to a net loss of $107,258 ($.01) for the three months ended June 30, 2006. For the nine months ended June 30, 2007 the Company had a net operating loss of $1,693,122 ($.08 per share) compared to a net loss of $326,778 ($.02 per share) for the period from February 2, 2006 (Inception) to June 30, 2006. Net sales from operations increased for the three months and the nine months ended June 30, 2007 as did all categories of expenses. Interest expense increased $83,048 for the three months ended June 30, 2007 over the three months ended June 30 2006. For the nine months ended June 30, 2007 interest expense increased $190,670 over the period from February 2, (Inception) to June 30, 2006. Operating expenses increased $895,055 for the three months ended June 30, 2007 over the three months ended June 30, 2006. The operating expenses for the nine months period ended June 30, 2007 increased $2,514,667 over the period from February 2, 2006 (Inception) to June 30, 2006. After recording the beneficial conversion feature as a preferred stock dividend, the Company recorded a net loss attributable to common shareholders of $1,446,647 ($.06 per share) for the three months ended June 30, 2007 and a net loss of $4,034,055 ($.18 per share) for the nine months ended June 30, 2007. Even with the increasing revenues, the increase in operating expenses caused all periods represented in these financial statements to show losses from operations. The rapid expansion of the Company, which includes opening two additional locations for the Nursery division and the acquisition of the organic fertilizer plant in Mississippi, contributed greatly to the increase in the general and administrative expenses of the Company.

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

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act.” This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB/A.

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

The following table summarizes the allocation of the proceeds from the three separate private placements of preferred stock:

	March 9, 2007	April 13, 2007	May 4, 2007
Gross proceeds	$1,500,000	$500,000	$375,000
Share issuance costs	(28,629)	(2,553)	(2,885)

Net proceeds received	$1,471,371	$497,447	$372,115

Proceeds allocated to equity components
Series A preferred stock	$3,000	$1,000	$750
Additional paid-in-capital	1,468,371	496,447	371,365
Beneficial conversion feature	1,471,371	497,447	372,115
Amortization of beneficial conversion feature as a dividend	(1,471,371)	(497,447)	(372,115)

Total equity allocation	$1,471,371	$497,447	$372,115

The preferred shares and warrants were issued to accredited investors without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. No general solicitation was made in connection with the offer or sale of these securities.

Private placement warrants

The fair value of the warrants at the acquisition date was estimated to be in excess of the proceeds received and has been allocated between preferred stock, additional paid-in-capital and the beneficial conversion feature. The fair value of the warrants at the placement date was estimated using the Black-Scholes option-pricing model with the following assumptions: expected warrant life of 5 years, risk-free interest rate of 5.06%, dividend yield of 0%, stock price of $.35 (value of treasury stock purchased) and expected volatility of 100%. The discount has been fully amortized as a dividend through the accumulated deficit at the date of issue.

Private placement warrants

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

ADVANCED GROWING SYSTEMS, INC.
(Registrant)

Date: February 29, 2008	by	/s/ Chris J. Nichols
Chris J. Nichols, President and Principal Executive Officer

Date: February 29, 2008	by	/s/ Lyle J. Mortensen
Lyle J. Mortensen, Principal Financial Officer

Exhibit Index

Exhibit Number	Description
Rule 13-a-14(a)/Rule 15d-14(a) Certifications:

31.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

31.2	Certification of Lyle J. Mortensen, Principal Financial Officer of the Company, filed herewith

Section 1350 Certifications:

32.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

32.2	Certification of Lyle J. Mortensen Principal Financial Officer of the Company, filed herewith.