Form 10QSB
period 2008-03-31
ADVANCED GROWING SYSTEMS, INC.
filed 2008-05-16
CIK 1369608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2008; Common Stock, $.001 par value 24,431,110 shares

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

2

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	September 30, 2007 (Audited)
Assets
Current assets:
Cash and cash equivalents	$—	$471,276
Accounts receivable, net of allowance for doubtful accounts of $151,728 and $139,890	1,516,989	1,667,710
Inventories	1,910,243	1,850,739
Prepaid expenses	10,894	27,081
Employee advances	3,080	7,905

Total current assets	3,441,206	4,024,711
Property and equipment, net	2,390,237	2,442,288
Other assets	15,666	7,668

Total assets	$5,847,109	$6,474,667

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$143,991	$—
Accounts payable and accrued expenses	3,021,037	2,515,824
Convertible notes payable, net of discount	290,000	720,000
Convertible Vision note payable, net of discount	393,546	—
Line-of-credit	624,759	788,964
Current portion of capital lease obligations	98,661	56,995
Current portion of notes payable	161,481	113,906

Total current liabilities	4,733,475	4,195,689

Long-term notes payable	448,901	509,738
Long-term portion of capital lease obligations	207,141	133,728

Total liabilities	5,389,517	4,839,155

Commitments and contingencies	—	—

Minority interest	380	380

Stockholders’ equity:
Preferred stock, Series A; par value $.001; 50,000,000 authorized; 4,750,000 issued and outstanding in 2008 and 2007	4,750	4,750
Preferred stock, Series B; par value $.001; 50,000,000 authorized; 3,371,333 and 3,038,115 issued and outstanding	3,371	3,038
Common stock; par value $.001; 500,000,000 authorized; 24,431,110 and 23,245,065 issued and outstanding	24,431	23,245
Treasury stock, 357,143 shares	(125,000)	(125,000)
Common stock warrants	(541,686)	(116,813)
Additional paid-in capital	10,530,388	9,257,956
Accumulated deficit	(9,439,042)	(7,412,044)

Total stockholders’ equity	457,212	1,635,132

Total liabilities and stockholders’ equity	$5,847,109	$6,474,667

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Six months ended March 31, 2008	Six months ended March 31, 2007
Net sales	$2,089,438	$2,120,905	$4,575,188	$4,286,967

Cost of goods sold	1,403,742	1,602,884	3,002,991	3,181,392

Gross profit	685,696	518,021	1,572,197	1,105,575

Operating expenses	1,446,022	892,889	2,911,196	1,752,493
Occupancy expenses	78,447	86,144	158,625	177,325
Advertising expenses	7,214	13,908	13,260	36,678
Depreciation and amortization	121,748	43,817	239,506	77,878
Interest expense, net	127,486	34,734	190,462	55,787
Penalty incurred on preferred stock	63,333	—	63,333	—
Other expenses	22,813	—	22,813	—

Total expenses	1,867,063	1,071,492	3,599,195	2,100,161

Loss from operations before income tax benefit	(1,181,367)	(553,471)	(2,026,998)	(994,586)

Income tax benefit	—	—	—	—

Net loss available to common shareholders	$(1,181,367)	$(553,471)	$(2,026,998)	$(994,586)

Net loss per common share, basic and diluted	$(0.05)	$(0.03)	$(0.09)	$(0.05)

Weighted average shares outstanding	24,301,854	21,682,440	23,778,771	21,536,600

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31, 2008	March 31, 2007
Operating Activities
Net loss	$(2,026,998)	$(994,586)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	239,506	77,877
Common shares issued for services	58,170	116,217
Penalty on preferred stock	63,333	—
Changes in operating assets and liabilities
Accounts receivable	150,721	(372,506)
Inventories	(59,504)	(1,262,359)
Prepaid expenses	16,187	—
Employee advances	4,825	822
Other assets	(7,998)	2,032
Accounts payable and accrued expenses	555,772	1,064,219
Accounts payable, related parties	—	(2,922)

Net cash used in operating activities	(1,005,986)	(1,371,206)

Investing Activities

Purchases of property and equipment	(46,004)	(938,357)

Net cash used in investing activities	(46,002)	(938,357)

Financing Activities

Bank overdraft	143,991	—
Proceeds from issuance of convertible notes payable	612,388	395,300
Proceeds from issuance of notes payable	50,000	—
Proceeds from issuance of preferred private placement	—	1,471,371
Payments on capital lease obligations	(13,505)	(11,785)
Payments on note payable	(47,955)	(203,500)
Net proceeds from (payments on) line-of-credit	(164,205)	579,404

Net cash provided by financing activities	580,714	2,230,790

Net decrease in cash and cash equivalents	(471,276)	(78,773)

Cash and cash equivalents at beginning of period	471,276	230,733

Cash and cash equivalents at end of period	$—	$151,960

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$49,718	$87,660

Supplemental Disclosure of Non-Cash Information

Purchases of property and equipment via issuance of debt	$113,277	$541,040

Conversion of convertible notes payable	$430,000	$—

Stock issued for interest on convertible notes payable	$50,559	$—

Purchases of property and equipment via issuance of common stock	$—	$300,000

Warrants issued with convertible notes	$195,605	$9,064

Warrants issued with Series A Convertible common stock	$169,745	$—

See accompanying notes to consolidated financial statements

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

March 31, 2008 and 2007

(Unaudited)

Note 1- Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein there has been no material change in the information disclosed in the notes to consolidated financial statements for the period ended September 30, 2007 included in Advanced Growing Systems, Inc.’s (the “Company”) Form 10-KSB, as filed with the Securities and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Note 2 – Going Concern

The accompanying interim unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss for the three months and six months ended March 31, 2008 of $1,181,367 and a of $2,026,998, respectively. These continued losses have resulted in an accumulated deficit at March 31, 2008 of $9,439,042. Further, at March 31, 2008 current liabilities exceeded current asset by $1,292,269.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, continued efforts to obtain additional capital, and generating sufficient revenues and cash flows. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and the Company cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet working capital requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company’s common stock. The unaudited consolidated financial statements do not include any adjustments to reflect the possible effect on classification of liabilities which may result from the inability of the Company to continue as a going concern.

Note 3- Income Taxes

The Company and its subsidiaries file a consolidated federal tax return with the Company being the common parent corporation of the affiliated group and a tax sharing agreement has been executed across corporate lines. Deferred tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The entire tax benefit is attributable to the consolidated net operating losses generated during the current and prior fiscal periods.

Management has determined that the net deferred tax asset may not be realized in the short term. Therefore, due to the short operating history of the Company, management has recorded a valuation allowance to reduce the deferred tax asset to zero. The consolidate net operating loss carryovers from the fiscal years ended September 30, 2006 and 2007 of approximately $834,000 and $2,951,000, respectively, will expire in 2026 and 2027, respectively, if not utilized.

Note 4- Convertible Notes Payable

During the three months ended March 31, 2008, the Company did not have any convertible note holders decide to convert their notes to shares of common stock of the Company. For the six months ended March 31, 2008 the Company had several convertible note holders decide to convert their notes to shares of common stock of the Company. During these six months a total of $430,000 was converted. These conversions resulted in 956,040 shares of common stock with additional warrant coverage at 50% of the converted note value at $.50 and 50% of the converted note value at $.75. The outstanding face value of the notes as of March 31, 2008 is $290,000. The value of the warrants was estimated to be approximately $208,000 at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Volatility	100%
Expected life	3 years
Expected dividend	—
Risk free rate	4.52%

The Company has paid accrued interest to these shareholders via the issuance of stock that resulted in 96,045 additional shares being issued valued at approximately $50,600. The Company also made cash interest payments to these shareholders during the three months ended March 31, 2008 for the first quarter of fiscal 2008. The amount of these payments totaled approximately $7,000.

Note 5- Convertible Vision Note Payable

During February 2008 the Company issued a convertible note payable in the amount of $535,000 to Vision Capital Advisors (“Vision”). The convertible note payable is due in August 2008 and accrues interest at a rate of 10%. This note also granted Vision 1,750,000 Series A warrants at a strike price of $.25 per warrant with a 5 year life. This note is convertible at $.375 per share and can be converted through the maturity date of the note. The outstanding face value of the note and the associated debt discount as of March 31, 2008 was $535,000 and $144,000, respectively. The value of the warrants and the discount on the notes payable was estimated to be approximately $170,000 at the date of the note using the Black-Sholes option-pricing model with the following assumptions:

Volatility	100%
Expected life	5 years
Expected dividend	—
Risk free rate	2.56%

In consideration for Vision offering this note, the Company agreed to adjust the strike price for the Series A and B warrants from the private placements that occurred in 2007, currently priced at $.80 and $1.00, respectively, to $.20 per warrant. This adjustment will affect 2,375,000 Series A warrants and 2,375,000 Series B warrants. The Company accounted for this adjusted strike price using FASB Statement No. 123(R), Share-Based Payments and EITF Issue No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The change in the valuation of the warrants was $294,583, which will be amortized to interest expense over the life of the convertible note payable (February 2008 through August 2008). This valuation was computed using the following assumptions:

Volatility	100%
Expected life	5 years
Expected dividend	—
Risk free rate	2.56%

Note 6- Penalty on Preferred Stock

On February 6, 2008 the Company was contacted by Vision concerning the requirement of “within six months following the initial closing date the Company shall list and trade its shares of common stock on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Bulletin board, the NASDAQ Capital Market, the NASDAQ Global Market, the American Stock Exchange, Inc or the New York Stock Exchange, Inc.”, which is included in the preferred stock agreement. The Company had not fulfilled this obligation and Vision exercised its right to adjust the conversion price for their original $500,000 investment for 1,000,000 convertible preferred at $.50 to $.375. The Company took a charge of $63,333 as a result of this penalty during the second quarter, due to an additional 333,333 shares of Series B preferred stock being issued, which was valued at $.19 per share. As of February 28, 2008 the Company had fulfilled all other obligations as set forth by all of the equity investors of the Company and management does not expect any further penalties to occur.

Note 7- Additional Equity Transactions

The Company has issued 87,000 shares of stock at $.37 per share, the average price of traded stock from May 2007 to December 2007 less a 20% discount, to a former employee of Agreaux Organics (“Agreaux”), the company acquired by Organic Growing Systems, Inc., a wholly-owned subsidiary of the Company (“OGSI”) in March 2007, for consulting services rendered pursuant to the purchase agreement for Agreaux. The value of these shares was $32,000. The Company also issued 135,000 shares at $.18 per share, the stock price as of the date of the executed agreement, to a marketing organization in return for continued marketing services. The value of these shares was $24,650. The Company also issued 10,000 shares on November 19, 2007 at $.19 per share, the value used for transactions prior to the Company moving to the Over the Counter Bulletin Board (“OTCBB”), to two outside members of the Board of Directors for their attendance at a board of directors meeting held back in the first quarter. The value of these shares issued was $1,900.

Note 8- Related Party

For the three months ended March 31, 2008, a marketing consultant, whom is a relative of the Chairman of the Board of Directors, has been employed by the Company to oversee the re-organization of the sales and marketing efforts of the organic fertilizer business. This related party has been paid $45,000 for the three months ended March 31, 2008. For the six months ended March 31, 2008 the consultant has received $90,000.

The Company also borrowed $50,000 from a company operated by one of the Board of Directors for working capital purposes. The note bears interest at 12% per annum and all accrued interest and principal shall be due and payable at the earlier of the time of any receipt of private or other funding in excess of $1,000,000, or on June 30, 2008.

FORWARD-LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire quarterly report and the Company’s annual report on Form 10-KSB filed with the SEC carefully. Although management believes that the assumptions underlying the forward-looking statements included in this annual report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company had a net operating loss of $1,181,367 ($.05 per share) for the three months ended March 31, 2008 compared to a net operating loss of $553,471 ($.03 per share) for the three months ended March 31, 2007. For the six months ended March 31, 2008 the Company had a net operating loss of $2,026,998 ($.09 per share) compared to a net operating loss of $994,586 ($.05 per share) for the six months ended March 31, 2007. Net sales decreased $31,467 for the three months ended March 31, 2008 as compared to the same period in 2007. This is a result of the “level four” drought in the greater Atlanta area, coupled with the housing slump and credit crisis affecting the entire United States. Net sales for the six months ended March 31, 2008 increased $288,221 over the six months ended March 31, 2007. Cost of goods sold decreased $199,142 for the three months ended March 31, 2008 versus the three months ended March 31, 2007. For the six months ended March 31, 2008, the cost of goods sold decreased $178,401 as compared to the six months ended March 31, 2007. This decrease is due to managing vendors and developing better pricing and terms with those vendors. The cost of goods sold also decreased with the acquisition of the contract manufacturer by OGSI. The result of the sales and cost of good sold resulted in gross margin increasing $167,675 and $466,622 for the three months and six months ended March 31, 2008 versus March 31, 2007, respectively. Interest expense increased $92,752 for the three months ended March 31, 2008 over the three months ended March 31, 2007. For the six months ended March 31, 2008 interest expense increased $134,675 over the six months ended March 31, 2007. These increases are due to the increase in borrowing capacity from having three nurseries as well as financing new equipment, vehicles and the acquisition of the manufacturing plant and equipment. These increases also incorporate the amortization of the discount on convertible debt and the amortization of the change in cost for re-pricing the Vision warrants as described in Note 5 to the interim unaudited consolidated financial statements. Depreciation and amortization expense increased $77,931 for the three months ended March 31, 2008 over the same three-month period ended March 31, 2007. Depreciation and amortization also increased $161,628 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. These increases are attributable to adding the fertilizer manufacturing plant and equipment, the nurseries adding additional locations, equipment and vehicles and the amortization of warrants. Operating expenses for the three-month period ended March 31, 2008 increased $553,138 over the three-month period ended March 31, 2007. These expenses also increased $1,158,703 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. These increases were generated by the Company adding infrastructure to the different subsidiaries in order to handle the increased demand for nursery and fertilizer products. Management feels that these expense levels should not increase over the next three to nine months as the administrative infrastructure is in place to handle the anticipated growth of the Company.

Plan of Operations

Advanced Nurseries, Inc. (“ANI”), presently consists of three commercial distribution sites. All three current locations have continued to build upon their customer bases and have generated average monthly revenues of approximately $673,000, collectively, for the six months ended March 31, 2008 The nurseries have also been able to increase the gross profit percentage by working closely with their core vendors and establishing better terms and pricing. ANI has hired a new hardlines manager to manage the hardlines product line, inventory items that are not live plants. The hardlines manager has over eight years experience with John Deere Landscapes and developed a $2,000,000 per year book of business while with them. Management decided in March 2008 to terminate its negotiations for a hardlines location in McDonough, GA and feels that by focusing on the current locations where larger competitors have left will help to generate additional revenues and profitability for the next three quarters. Management believes that ANI will be able to increase their market share based upon two key competitors leaving the Atlanta marketplace. The Georgia legislature also passed more relaxed watering restrictions and this bill is on the governor’s desk to be signed into law. This would give our client’s end users the ability to water their lawns after the 30-day period that the landscaper can water. The Company will continue to look at other geographic areas for expansion dependent upon experienced staff and suitable locations as well as being able to finance these expansions by future profitable cash flows.

Organic Growing Systems, Inc. (“OGSI”), currently consisting of our plant in Monticello, MS and our original distribution points in Houston, TX and Alpharetta, GA, has also expanded distribution to Florida, California and Colorado. OGSI has increased revenues $233,564, or 222%, for the three months ended March 31, 2008 over the three months ended March 31, 2007. OGSI has increased revenues $341,143, or 175% for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. This increase is a direct result of re-organizing the sales department and beginning to meet face to face with potential customers for the product. The primary focus is upon sod farms and municipal governments as many local and state governments have begun to ban synthetic fertilizers from being applied to areas around waterways. With the non-leaching characteristics of the fertilizer our product has become a solution to these potential customers. Management has begun the installation of a second production line to increase production to 80-100 tons per day. Management expects that this installation process will be completed by the middle part of May 2008. Once this second line is completed, management will begin engineering and installing a completely new third line that will increase capacity to an amount in excess of 100 tons per day. Management believes that this new third line will be engineered and installed before the end of the fiscal year.

Advanced Nurseries

	Three months ended		Six months ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Sales	$1,750,519	$2,015,550	$4,039,364	$4,092,286

Cost of goods sold	1,226,752	1,482,300	2,789,289	2,968,165

Gross profit	$523,767	$533,250	$1,250,075	$1,124,121

Gross profit %	29.92%	26.46%	30.95%	27.47%

Organic Growing Systems

	Three months ended		Six months ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Sales	$338,919	$105,355	$535,824	$194,681

Cost of goods sold	176,990	120,584	213,702	213,227

Gross profit	$161,929	$(15,229)	$322,122	$(18,546)

Gross profit %	47.78%	(14.45)%	60.12%	(9.53)%

Liquidity and Capital Resources

At March 31, 2008, the Company had total current assets of approximately $3,441,000, consisting primarily of accounts receivable and inventories. Current liabilities of approximately $4,733,000, consisting primarily of accounts payable, accrued expenses, term and convertible notes payable and a working line-of-credit. The Company has accumulated a net loss from inception through March 31, 2008 of approximately $9,439,000. Stockholders’ equity as of March 31, 2008 was approximately $457,000. The Company has recorded gross revenues of approximately $4,575,000 for the six months ended March 31, 2008.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4- CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Securities Exchange Act of 134 Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended March 31, 2008 our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and properly reported.

Specifically, the Company has had several complex equity type transactions that have historically required audit adjustments to ensure that the transactions are properly valued, accounted for and disclosed. Management is also working towards evaluating and implementing improvements based upon the Sarbanes-Oxley Act of 2002 and is expecting to be fully reporting under this act by the end of the fiscal year.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 6, 2008 the Company was contacted by Vision Capital Partners concerning the requirement of “within six months following the initial closing date the Company shall list and trade its shares of common stock on the NASDAQ Bulletin Board, the NASDAQ Capital Market, the NASDAQ Global Market, the American Stock Exchange, Inc or the New York Stock Exchange, Inc.” which is included in the preferred stock agreement. The Company had not fulfilled this obligation and Vision exercised their right to adjust the conversion price for their original $500,000 investment for 1,000,000 shares of convertible preferred stock at $.50 to $.375. The Company took a charge of $63,333 as a result of this penalty during the second quarter due to an additional 333,333 shares of Series B preferred stock being issued. As of February 28, 2008 the Company had fulfilled all other obligations as set forth by all of the equity investors of the Company and management does not expect any further penalties to occur.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

ITEM 5.	OTHER INFORMATION

On February 28, 2008 Advanced Growing Systems, Inc. (OTCBB:AGWS) satisfied all of the necessary requirements put forth by the Financial Industry Regulatory Authority to be quoted on the OTCBB.

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

ADVANCED GROWING SYSTEMS, INC.
(Registrant)

Date: May 16, 2008	by	/s/ Chris J. Nichols
Chris J. Nichols, President and Principal Executive Officer

Date: May 16, 2008	by	/s/ Dan K. Dunn
Dan K. Dunn, Principal Financial Officer

Exhibit Index

Exhibit Number	Description
Rule 13-a-14(a)/Rule 15d-14(a) Certifications:

31.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

31.2	Certification of Dan K. Dunn, Principal Financial Officer of the Company, filed herewith

Section 1350 Certifications:

32.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

32.2	Certification of Dan K. Dunn, Principal Financial Officer of the Company, filed herewith.