Form 10QSB
period 2008-06-30
ADVANCED GROWING SYSTEMS, INC.
filed 2008-08-25
CIK 1369608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 22, 2008; Common Stock, $.001 par value 24,449,110 shares

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2008	September 30, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$—	$471,276
Accounts receivable, net of allowance for doubtful accounts of $175,157 and $139,890	1,526,051	1,667,710
Inventories	1,533,414	1,850,739
Prepaid expenses	10,894	27,081
Employee advances	3,080	7,905

Total current assets	3,073,439	4,024,711

Property and equipment, net	2,436,402	2,442,288
Other assets	15,666	7,668

Total assets	$5,525,507	$6,474,667

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$164,216	$—
Accounts payable and accrued expenses	3,040,621	2,515,824
Convertible notes payable, net of discount	290,000	720,000
Line-of-credit	782,941	788,964
Current portion of capital lease obligations	71,056	56,995
Current portion of notes payable	122,078	113,906

Total current liabilities	4,470,912	4,195,689

Long-term notes payable	417,294	509,738
Long-term portion of capital lease obligations	199,759	133,728

Total liabilities	5,087,965	4,839,155
Commitments & contingencies

Minority interest	380	380

Stockholders’ equity:
Preferred stock, Series A; par value $.001; 10,000,000 authorized; 4,750,000 issued and outstanding in 2008 and 2007	4,750	4,750
Preferred stock, Series B; par value $.001; 10,000,000 authorized; 3,371,333 and 3,038,115 issued and outstanding in 2008 and 2007	3,371	3,038
Preferred stock, Series C; par value $.001; 15,000,000 authorized; 9,235,272 issued and outstanding in 2008	9,235	—
Common stock; par value $.001; 500,000,000 authorized; 24,449,110 and 23,245,065 issued and outstanding in 2008 and 2007	24,449	23,245
Treasury stock, 357,143 shares	(125,000)	(125,000)
Common stock warrants		(116,813)
Additional paid-in capital	12,173,872	9,257,956
Accumulated deficit	(11,653,515)	(7,412,044)

Total stockholders’ equity	437,162	1,635,132

Total liabilities and stockholders’ equity	$5,525,507	$6,474,667

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Nine months ended June 30, 2008	Nine months ended June 30, 2007
Net sales	$2,718,110	$3,905,596	$7,293,298	$8,192,826

Cost of goods sold	1,854,916	2,790,858	4,857,907	5,946,968

Gross profit	863,194	1,114,738	2,435,391	2,245,858
Administrative expenses

Operating expenses	1,394,506	1,379,353	4,305,703	3,199,794
Occupancy expenses	208,911	122,565	367,536	315,299
Advertising expenses	7,405	22,929	20,665	59,607
Depreciation and amortization	80,775	83,929	320,280	173,610

Total operating expenses	1,691,597	1,608,776	5,014,184	3,748,310

Other expenses:
Interest expense, net	773,884	83,048	964,346	190,670
Penalty incurred on preferred stock	—	—	63,333	—
Other expenses	12,538	—	35,348	—

Total other expenses	786,422	83,048	1,063,027	190,670

Total expenses	2,478,019	1,691,824	6,077,211	3,938,980

Loss before income tax effect	(1,614,825)	(577,086)	(3,641,820)	(1,693,122)

Loss before income tax benefit	—	—	—	—

Net loss	(1,614,825)	(577,086)	(3,641,820)	(1,693,122)
Preferred stock dividend	(599,651)	(869,561)	(599,651)	(2,340,933)

Net loss available to common shareholders	$(2,214,476)	$(1,446,647)	$(4,241,471)	$(4,034,055)

Net loss per common share	$(0.09)	$(0.06)	$(0.18)	$(0.18)

Weighted average shares outstanding	24,445,451	22,386,097	23,997,088	21,902,677

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	June 30, 2008	June 30, 2007
Operating Activities
Net loss	$(3,641,820)	$(1,693,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320,280	179,221
Common shares issued for services	63,030	254,384
Non-cash interest expense	852,485	—
Penalty incurred on preferred stock	63,333	—
Changes in operating assets and liabilities
Accounts receivable	141,659	(1,194,858)
Inventories	317,325	(1,660,000)
Prepaid expenses	16,187	(12,968)
Employee advances	4,825	(1,769)
Other assets	(7,998)	(21,270)
Accounts payable and accrued expenses	524,797	1,951,404
Accounts payable, related parties	—	(13,128)

Net cash used in operating activities	(1,345,897)	(2,212,106)

Investing Activities
Purchases of property and equipment	(217,135)	(1,215,200)

Net cash used in investing activities	(217,135)	(1,215,200)

Financing Activities
Bank overdraft	164,216	—
Proceeds from exercise of warrants	500,000
Proceeds from issuance of convertible notes payable	—	420,300
Proceeds from issuance of notes payable	585,000	—
Proceeds from preferred shares issued in private placement	—	2,340,931
Purchases of treasury stock	—	(125,000)
Payments on capital lease obligations	(17,165)	(9,406)
Payments on note payable	(134,272)	(222,016)
Net proceeds from (payments on) line-of-credit	(6,023)	1,098,284

Net cash provided by financing activities	1,091,756	3,503,093

Net increase (decrease) in cash and cash equivalents	(471,276)	75,787
Cash and cash equivalents at beginning of period	471,276	230,733

Cash and cash equivalents at end of period	$—	$306,520

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$141,841	$99,140

Supplemental Disclosure of Non-Cash Information
Purchases of property and equipment via issuance of debt	$97,257	$535,041

Conversion of convertible notes payable	$430,000	$—

Stock issued for interest on convertible notes payable	$50,559	$—

Purchases of property and equipment via issuance of common stock	$—	$210,000

Reclassification of other assets to property and equipment	$—	$120,000

Warrant re-pricing recorded as preferred stock dividend	$599,651	$—

Amortization of preferred stock beneficial conversion feature	$—	$960,349

Warrants issued with Series A Convertible preferred stock	$602,713	$—

Warrants issued with Series A Convertible common stock	$169,745	$—

Conversion of vision convertible note payable	$535,000	$—

See accompanying notes to consolidated financial statements

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

June 30, 2008

(Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended September 30, 2007 included in Advanced Growing Systems, Inc.’s (the “Company”) Form 10-KSB, as filed with the Securities and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. Certain amounts for the three and nine months ended June 30, 2007 have been reclassified to conform to the presentation for the three and nine months ended June 30, 2008.

Note 2-Going Concern

The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company incurred a net loss attributable to common shareholders for the three months ended June 30, 2008 of $2,214,476 and a net loss attributable to common shareholders for the nine months ended June 30, 2008 of $4,241,471. These continued losses have resulted in an accumulated deficit at June 30, 2008 of $11,653,515. Further, at June 30, 2008 current liabilities exceeded current assets by $1,397,473.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, continuing to obtain additional capital, and generating sufficient revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and the Company cannot be assured that it will achieve or sustain profitability or generate sufficient cash flows from operations to meet working capital requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company’s common stock. The financial statements do not include any adjustments to reflect the possible effect on classification of liabilities which may result from the inability of the Company to continue as a going concern.

Note 3-Income Taxes

The Company and its subsidiaries file a consolidated federal tax return, with the Company being the common parent corporation of the affiliated group, and have executed a tax sharing agreement across corporate lines. Deferred tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Substantially all of the Company’s tax benefit is attributable to the net operating losses generated during the prior two years and the current fiscal periods.

Management has determined that the deferred tax asset may not be realized in the short term. Therefore, due to the short operating history of the Company, management has recorded a valuation allowance to reduce the deferred tax asset to zero. The net operating loss carryovers from the fiscal periods ended September 30, 2006 and 2007 of approximately $834,000 and $2,951,000, respectively, will expire in 2026 and 2027, respectively, if not utilized.

Note 4-Convertible Notes Payable

During the three months ended June 30, 2008, the Company did not have any convertible note holders elect to convert their notes to shares of common stock of the Company. For the nine months ended June 30, 2008 the Company had several convertible note holders elect to convert their notes to shares of common stock of the Company. During the nine months ended June 30, 2008 a total of $430,000 was converted. These conversions resulted in 956,040 shares of common stock with additional warrants issued. The warrants that were issued were equal to 50% of the converted note value at $.50 and 50% of the converted note value at $.75. The remaining outstanding face value of the convertible notes as of June 30, 2008 is $290,000. The value of the warrants was estimated to be approximately $208,000 at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected life	3 years
Expected dividend	—
Risk-free rate	4.52%

During the three months ended June 30, 2008, management discovered that the value of such additional warrants should have been expensed to interest expense in the period incurred. The Company has corrected such amounts and has subsequently expensed the entire amount to interest expense during the three months ended June 30, 2008.

The Company has paid accrued interest to these shareholders via the issuance of common stock that resulted in 96,045 additional shares being issued, which were valued at approximately $50,600. The Company did not make any cash payments to these shareholders during the three months ended June 30, 2008, but has made cash payments of approximately $7,000 to these shareholders for the nine months ended June 30, 2008.

During May 2008 Vision Capital Advisors (“Vision”) converted their $535,000 note dated February 29, 2008, plus accrued interest of $13,227, into 1,461,939 shares of newly created Series C convertible preferred stock (“Series C preferred”), as further described in Note 5.

Note 5-Additional Equity Transactions

During May 2008, the Board of Directors of the Company authorized 15,000,000 shares of Series C preferred, par value $.001, with each share convertible into one share of common stock. The Company also entered in an Exchange Agreement with Vision whereby the Company would adjust the strike price of the J warrants, issued in the March 2007 and September 2007 equity transactions with Vision, from $.80 to $.375. The Company accounted for this adjusted strike price using FASB Statement No. 123(R), Share-Based Payments and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods and Services. The change in the valuation of these warrants, as a result of the re-pricing, was $304,698, which has been classified as a preferred stock dividend during the three months ended June 30, 2008. This valuation change was computed using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected life	5 years
Expected dividend	—
Risk-free rate	2.00%

These J warrants were also amended to be exercisable into shares of the Series C preferred. Vision then exercised 1,333,333 J warrants into 1,333,333 shares of Series C preferred for consideration of $500,000.

The Company also agreed to adjust the strike price of the C and D warrants, issued in the March 2007 and September 2007 equity transactions with Vision, from $1.10 and $1.30, respectively, to $.50 and $.60, respectively. The change in valuation of these warrants, as a result of the re-pricing, was $294,753, which has been classified as a preferred stock dividend during the three months ended June 30, 2008. This valuation change was computed using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected life	3.75 to 4.25 years
Expected dividend	—
Risk-free rate	2.00%

In consideration for this re-pricing of warrants, Vision agreed to a reduced exchange ratio whereby they exchanged 3,000,000 A warrants for 2,520,000 shares of Series C preferred, 3,000,000 B warrants for 2,520,000 shares of Series C preferred, and 1,750,000 Series A common stock warrants for 1,400,000 shares of Series C preferred. This exchange resulted in the issuance of an additional 6,440,000 shares of preferred stock valued at $2,164,259. As a result of there being no market for the preferred stock, the value of the warrants exchanged in the transaction was used. Such values was determined using the Black-Scholes option pricing model with the following assumptions.

Volatility	100%
Expected life	4 to 4.3 years
Expected dividend	—
Risk-free rate	2.00%

Note 6-Related Party

For the three months ended June 30, 2008, a marketing consultant, who is a relative of the Chairman of the Board of Directors, has been employed by the Company to oversee the re-organization of the sales and marketing efforts of the organic fertilizer business. This related party has been paid $45,000 for the three months ended June 30, 2008. For the nine months ended June 30, 2008 the consultant has received $135,000.

The Company also borrowed $50,000 from a company operated by one of the members of the board of directors for working capital purposes. The note bears interest at 12% per annum and all accrued interest and principal shall be due and payable at the earlier of the time of any receipt of private or other funding in excess of $1,000,000, or on June 30, 2008. This director has agreed to extend the note to September 30, 2008. In April 2008 the Company issued 5,000 shares to each of the three independent Board of Directors for services rendered. This issuance totaled 15,000 shares priced at $26 per share.

FORWARD-LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire quarterly report carefully. Although management believes that the assumptions underlying the forward-looking statements included in this quarterly report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this quarterly report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

ITEM 2	- MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this quarterly report on Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

The Company had a net operating loss of $1,614,825 ($.07 per share) for the three months ended June 30, 2008 compared to a net operating loss of $577,086 ($.03 per share) for the three months ended June 30, 2007. For the nine months ended June 30, 2008 the Company had a net operating loss of $3,641,820 ($.15 per share) compared to a net operating loss of $1,693,122 ($.08 per share) for the nine months ended June 30, 2007.

Net sales decreased $1,187,486 for the three months ended June 30, 2008 as compared to the same period in 2007. This is a result of the level four drought in the greater Atlanta area, coupled with the housing slump and credit crisis affecting the entire United States. Net sales for the nine months ended June 30, 2008 decreased $899,528 over the nine months ended June 30, 2007.

Cost of goods sold decreased $935,942 for the three months ended June 30, 2008 verses the three months ended June 30, 2007. For the nine months ended June 30, 2008 the cost of goods sold decreased $1,089,061 over the nine months ended June 30, 2007. This decrease is due to reduced sales as well as managing vendors and developing better pricing and terms with those vendors. The result of the sales and cost of good sold resulted in gross margin decreasing $251,544, but increasing $189,533 for the three months and nine months ended June 30, 2008 verses June 30, 2007, respectively.

Interest expense increased $690,836 for the three months ended June 30, 2008 over the three months ended June 30, 2007. For the nine months ended June 30, 2008 interest expense increased $773,676 over the nine months ended June 30, 2007. These increases are due to the increase in borrowing capacity from having three nurseries, financing new equipment, vehicles and the acquisition of the manufacturing plant and equipment. Management researched the accounting treatment of the re-pricing of the warrants and determined that the re-pricing of warrants associated with debt should be treated as a additional debt discount and amortized to interest expense over the life of the associated debt unless the debt is converted. Upon conversion of the debt, the remaining debt discount is expensed to interest at the conversion. As a result of debt being converted, the Company expensed the remaining debt discount as interest expense for the three and nine months ended June 30, 2008, which included the additional warrants provided to the convertible note holders in connection with their conversion of the convertible notes as described in Note 4 of the Notes to Interim Consolidated Financial Statements.

Depreciation and amortization expense decreased $3,154 for the three months ended June 30, 2008 over the same three month period ended June 30, 2007. Depreciation and amortization increased $146,670 for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. This increase for the nine-month periods is attributable to adding the fertilizing manufacturing plant and equipment, the nurseries adding additional locations, equipment and vehicles and the amortization of warrants.

Operating expenses for the three month period ended June 30, 2008 increased $15,153 over the three month period ended June 30, 2007. These expenses also increased $1,105,909 for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. These increases were a result of the parent company adding research and investor relations companies to increase the amount of exposure for the Company. In addition, the nursery division had infrastructure to handle 3 strong nursery operations waiting on the economy and climate to change to allow for additional revenues to be produced. Management feels that these expense levels should begin to decrease as the nursery division is reducing operating costs to the level that is appropriate for the declining market. Once the market conditions improve the nurseries will add only needed expenses to help manage the increased operating activity.

After recording the warrant re-pricings as a preferred stock dividend, the Company recorded a net loss attributable to common shareholders of $2,214,476 ($.09 per share) for the three months ended June 30, 2008 and a net loss attributable to common shareholders of $4,241,471 ($.18 per share) for the nine months ended June 30, 2008. This compares to a net loss attributable to common shareholders of $1,446,647 ($.06 per share) for the three months ended June 30, 2007 and a net loss of $4,034,055($.18 per share) for the nine months ended June 30, 2007, after recording the beneficial conversion feature as a preferred stock dividend.

Plan of Operations

Advanced Nurseries, Inc. (“ANI”), presently consists of three commercial distribution sites. All three current locations have continued to build upon their customer bases and have generated average monthly revenues of approximately $709,000 for the nine months ended June 30, 2008. The nurseries have also been able to increase the gross profit percentage by working closely with their core vendors and establishing terms and pricing. ANI management has been faced with a very difficult marketplace during the third quarter. With the housing and mortgage marketplaces continuing to decline, as well as rising fuel cost, management has had to shed some of the infrastructure that has allowed the division to grow at such a rapid growth rate. Management has made the decision to focus primarily on the nursery side of the business and has reduced the hardlines products down to bare essentials. In response to this, the hardlines manager decided to resign and seek other employment. Management believes that ANI will be able to continue to capture market share by continuing to deliver customer service and quality products to the marketplace. The division will continue to look at other geographic areas for expansion dependent upon experienced staff and suitable locations as well as being able to finance these expansions by future profitable cash flows. Management feels that once the housing and mortgage markets begin to gain momentum that the nurseries will be properly positioned to take more of the Atlanta market share.

Organic Growing Systems, Inc. (“OGSI”), currently consisting of our plant in Monticello, MS and our original distribution points in Houston, TX and Alpharetta, GA, has also expanded distribution to Florida, California and Colorado. OGSI has increased revenues $240,136, or 177%, for the three months ended June 30, 2008 over the three months ended June 30, 2007. OGSI has increased revenues $581,279, or 176% for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. This increase is a direct result of re-organizing the sales department and beginning to meet face to face with potential customers for the product. The primary focus is upon sod farms and municipal governments as many local and state governments have begun to ban synthetic fertilizers from being applied to areas around waterways. With the non-leaching characteristics of the fertilizer our product has become a solution to these potential customers. The sales people have also focused on customers currently using synthetic fertilizers who are seeing rapid increases in the price of the synthetic fertilizers. Synthetics has doubled and tripled in price over the past year and now the organic fertilizer has become price competitive with the synthetics. The installation of the second line is 75% completed with the dryer being the last piece of equipment to be purchased. Management has located a dryer, that when installed, will be able to dry 10-15 tons per hour of processed fertilizer. Once the dryer is in place, management will take down the first line and make the necessary improvements to get it to where both lines will produce approximately 80-100 tons per day. Management estimates, but cannot guarantee, that this process will be completed by the end of August 2008. Management will then engineer a third line that will be able to produce approximately 100 tons per day by itself. Management believes that this new third line will be engineered and installed before the end of the fiscal year. This will give the facility the ability to produce approximately 180-200 tons per day. Management has also located a shipping and storage facility that is less than one mile away from the manufacturing plant. This will enable the manufacturing plant to focus only on production and the shipping location will focus on the logistics and storage of the completed materials.

	Advanced Nurseries
	Three months ended		Nine months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales	$2,342,300	$3,770,185	$6,381,664	$7,862,471
Cost of Good Sold	$1,646,112	$2,687,788	$4,435,401	$5,630,672

Gross Profit	$696,188	$1,082,397	$1,946,263	$2,231,799

%	29.72%	28.71%	30.50%	28.39%

	Organic Growing Systems
	Three months ended		Nine months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales	$375,810	$135,674	$911,634	$330,355
Cost of Good Sold	$208,804	$103,070	$422,506	$316,296

Gross Profit	$167,006	$32,604	$489,128	$14,059

%	44.44%	24.03%	53.65%	4.26%

Liquidity and Capital Resources

At June 30, 2008, the Company had total current assets of approximately $3,073,000, consisting primarily of accounts receivable and inventories. Current liabilities of approximately $4,471,000, consisting primarily of accounts payable, accrued expenses, regular and convertible notes payable and a working line-of-credit. The Company has accumulated a net loss from inception through June 30, 2008 of approximately $12,448,000. Stockholders’ equity as of June 30, 2008 was approximately $437,000. The Company has recorded gross revenues of approximately $7,293,000 for the nine months ended June 30, 2008.

ITEM 3	- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4	- CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended June 30, 2008 our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and properly reported.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no additional changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

Item 3.	Defaults upon Senior Securities - None

There were no defaults upon senior securities during the period ended June 30, 2008.

Item 4	Submission of Matters to a Vote of Security Holders - None

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

Item 5	Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits

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

ADVANCED GROWING SYSTEMS, INC.
(Registrant)

Date: August 22, 2008	by	/s/ Chris J. Nichols
Chris J. Nichols, President and Principal Executive Officer

Date: August 22, 2008	by	/s/ Dan K. Dunn
Dan K. Dunn, Principal Financial Officer

Exhibit Index

Exhibit Number	Description
Rule 13-a-14(a)/Rule 15d-14(a) Certifications:

31.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

31.2	Certification of Dan K. Dunn, Principal Financial Officer of the Company, filed herewith

Section 1350 Certifications:

32.1	Certification of Chris J. Nichols, Principal Executive Officer of the Company, filed herewith.

32.2	Certification of Dan K. Dunn, Principal Financial Officer of the Company, filed herewith.