Form 10-K
period 2008-09-30
ADVANCED GROWING SYSTEMS, INC.
filed 2009-01-13
CIK 1369608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

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
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of December 31, 2008, there were 25,873,761 shares of the Registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).  Not Applicable.

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire annual report carefully.  Although management believes that the assumptions underlying the forward looking statements included in this annual report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I		PAGE

ITEM 1.	DESCRIPTION OF BUSINESS	1

ITEM 1A.	RISK FACTORS	5

ITEM 1B.	UNRESOLVED STAFF COMMENTS	9

ITEM 2.	DESCRIPTION OF PROPERTY	9

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	10

ITEM 6.	SELECTED FINANCIAL MATERIAL	12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALSIS OR PLAN OF OPERATION	12

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 8.	FINANCIAL STATEMENTS	17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	18

ITEM 9A.	CONTROLS AND PROCEDURES	18

ITEM 9B.	OTHER INFORMATION	19

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	19

ITEM 11.	EXECUTIVE COMPENSATION	21

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	23

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	24

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	24

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	24

	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

This document describes important information about our Company and business.   All information that might be material to investors and is required pursuant to the item requirements of Form 10-K is discussed within. You should read this entire document and the consolidated financial statements and related notes included carefully, including the “Risk Factors” section

Business Development

Advanced Growing Systems, Inc. (“AGWS”) was incorporated on February 2, 2006 under the laws of the state of Nevada. On June 20, 2006, AGWS was merged into Non-Lethal Weapons, Inc. (“NLW”), a California company trading its shares of common stock on the “pink sheets.” NLW was originally incorporated in California on February 28, 1983 under the name of Western Micro Distributors, Inc. (“WMD”).  On October 25, 1989 WMD merged with P.C. Craft, Inc., a Delaware corporation with WMD as the survivor corporation. WMD then changed its name to PCC Group, Inc. (“PCC”). On July 25, 2005 the name of PCC was changed to Non-Lethal Weapons, Inc. Following the merger of AGWS into NLW, we changed our name to Advanced Growing Systems, Inc. (“AGWS”) and changed the state of domicile from California to Nevada. Our operating subsidiaries include Advanced Nurseries, Inc.(“ANI”), a Georgia Corporation incorporated on February 10, 2006 and Organic Growing Systems, Inc.(“OGSI”), incorporated on January 19, 2006 in the State of Texas. Our fiscal year ends September 30th of each year. We have not filed for any bankruptcy, receivership or similar proceeding. The Company filed Form 10- SB for Registration of Securities on Form 10-SB to register its common stock, par value $0.001,pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 12(g) generally requires registration within 120 days after the last day of the first fiscal year in which an issuer has total assets exceeding $10 million and a class of equity security held of record by 500 or more persons. The Company does not meet the stated thresholds, and this filing of Form 10-SB was a voluntary filing. This registration statement went effective 60 days after the initial filing of Form 10-SB and as such we are subject to the requirements of Regulation 13A under the Exchange Act, which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g).

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

AGWS is the equity investor/parent company of OGSI (an Organic fertilizer manufacturer) www.organicgrowingsystems.com and ANI (a wholesale group of commercial nurseries located in the Southeastern US). The original officers of OGSI were Martin Reiner and Lon Musgrove. They brought the formulas to the organic fertilizer subsidiary that are used in the production of OGSI’s organic fertilizer. In September 2008, the Board of Directors approved a plan to close ANI and begin a voluntary liquidation of the remaining assets.  ANI has incurred over $4,000,000 in losses since its inception and the outlook for the nursery industry warranted this decision.  The Level Four drought, deepening credit crisis and contraction of the housing industry made the outlook for ANI unfavorable.  The outlook for the next 2 years of operations would result in further losses for a division that has not produced profits to date.  There have been some attempts to sell the nursery to other competitors, but the economic environment did not warrant any offers.

Principal Products and Services

AGWS’s common stock currently trades on the “over the counter bulletin board” under the symbol AGWS.OB. AGWS provides executive management, accounting, sales and marketing support for its two subsidiary companies. The employees of AGWS and its consultants include Chris Nichols, the Chief Executive Officer and Dan Dunn, Chief Financial Officer that provide the leadership not only for AGWS, but they also provide direction for the sales efforts and financial management for the subsidiaries. Mr. Nichols provides the sales and day-to-day operations direction, and Dan Dunn is responsible for the accounting functions of not only the parent company but he oversees the accounting for the subsidiaries.

OGSI is a fertilizer manufacturer that utilizes chemistry to enhance the way Nitrogen is delivered to any plant through a base poultry litter (chicken fecal matter), organically. Our process utilizes a food-grade chemistry (sterile, ingestible, organic and non-hazardous) to produce a licensed organic fertilizer. The nitrogen is available not only in the fecal matter but also in the protein in the added feather meal. The heat process utilized changes the manure’s soluble form of nitrogen to an insoluble form. Availability of the chicken fecal matter and other raw materials are readily available for use in the production process. New customers are being continuously added as more people being to understand the benefits of organic fertilizers and no one customer accounts for more than 25% of the sales for OGSI.  The Company has upgraded its equipment and on-site management monitors the quality of raw materials purchased, the proper drying and the quality of the end product at the time of packaging the fertilizer.

Our Principal Competitive Strengths

We believe we have the following principal competitive strengths:

▪
We currently own a manufacturing facility (acquired in March 2007 with $500,000 cash; 600,000 shares of restricted stock; and note payable at $10,000 monthly for five (5) years) for the organic fertilizer products and have increased capacity from 2 to 4 tons per hour.

▪	We have contracted with a feedstock supplier to supply as much feedstock at a competitive price that is needed to keep up with production.

Our Growth Strategies

OGSI management has spent over $800,000 over the past 12 months to develop the second and third lines of production.  This includes, but is not limited to, adding two hammer mills, two pellet mills, two conveyor systems and a new industrial dryer capable of drying over 10 tons per hour.  Once fully operational this production facility should produce between 150 to 200 tons per day.  Current production costs run approximately $140 per ton and can possibly be brought down to $125 per ton when additional efficiencies can be located and implemented.  Management believes that once the production lines are fully operational that the company will be able to compete for larger customers and contracts.  Management believes that limited additional financing will be needed for this facility.  Once these three production lines are producing at capacity, management plans on adding a fourth and fifth line, as well as looking at adding a new facility in an area where there is enough feedstock to supply the anticipated production needs.

OGSI plans on attending several turf association conferences as well as several golf course management conferences in an attempt to interact directly with end users and educate these groups on the advantages of organic fertilizers.  Management believes that having more face to face meetings and additional education on the merits of organics will develop into additional sales. The sales team will be attending various green industry conferences to discuss the merit, benefit and cost of our product and how it can help the end user feed their soil.

As discussed further in Item 6 of this report, the Company has decided to close and liquidate Advanced Nurseries.  Management feels that by closing ANI that the Company will be able to achieve profitability in fiscal 2009 while not having to access the equity markets for more cash to sustain all of the current operations.

Targeted Markets

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

Competition

Organic Growing Systems, Inc.

Our indirect competition is massive and well established, specifically the Synthetic Chemical Fertilizer Industry which includes ADM, Scott/Miracle Grow and Potash which all trade on the New York Stock Exchange. Our direct competition is much smaller and regionally focused and includes products from ERTH Products, Agrirecycle, Cockdoodle DOO and Converted Organics.

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

    By conveyor the pellets are moved to a dryer/cooler operation

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

Employees

We currently employ approximately 34 full-time employees in Georgia and Mississippi. We have 2 employees in senior management at the parent level. We have 4 employees in sales positions, 4 employees in branch management positions, 21 employees in yard/mill/delivery positions and 3 employees in accounting. We have employment agreements with key employees. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

Regulatory Mandates

Currently all products and/or licenses are secured prior to shipments of inventory items, as a variety of states have specific applications and licenses that need to be obtained before any fertilizer product can be shipped. Typical costs associated with each State’s licensing and permitting are less than $500 per State.

If government approval of the manufacturing facility or other environmental requirements is deemed necessary, the Company will take the required steps. At the present time the Company has received assurances that the organic fertilizer facility acquired in March of 2007 is environmentally safe and all applicable permits and licenses are in good order. (Tests conducted by Environmental Management Services, Inc. in Mississippi, which is a third-party agency hired to conduct soil analysis to determine the preexistence of hazardous chemicals and/or materials).

Reports to Security Holders

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov). We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K.

ITEM 1A- RISK FACTORS

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

Regulatory developments dealing with the application of pelletized fertilizer could negatively impact future revenue and could be imposed on both a regional and national level. Availability and cost of materials and equipment could limit the ability to build additional facilities or add additional production capacity. The regulatory process requires significant time, effort and expenditures and we cannot assure that any of our products will be approved for sale. Any failure to obtain regulatory approvals or clearances could prevent us from successfully marketing our products. Our failure to comply with applicable regulatory requirements could result in governmental agencies:

▪	imposing fines and penalties on us;

▪	preventing us from manufacturing or selling our products;

▪	delaying the introduction of our new products into the market;

▪	recalling or seizing our products; or

▪	withdrawing or denying approvals or clearances for our products.

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

We suffered net losses since our inception, specifically a net loss of $833,937 for the period from inception to September 30, 2006, a net operating loss of $2,951,292 for the fiscal year ended September 30, 2007 and a net operating loss of $6,966,871 for the fiscal period ended September 30, 2008. These losses are the result of an inadequate revenue stream to compensate for our operating and overhead costs. We expect losses to continue for the foreseeable future. The size of these losses will depend in part on any future location expansions and the rate of increase in our expenses as a result of our expansion. Several factors, including consumer acceptance, competitive factors and our ability to successfully develop and market our products, make it impossible to predict when or whether we will generate significant revenues or attain profitability. Consequently, we may never achieve significant revenues or profitability and, even if we do, we may not sustain or increase profitability on a quarterly or an annual basis in the future. Our ability to continue in business could be jeopardized if we are not able to achieve positive cash flow or profitability or if we are not able to obtain any necessary financing in the future on satisfactory terms.

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

Because we are quoted on the Over the Counter Bulletin Board instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our stock.

Our common stock is traded on the Over the Counter Bulletin Board. The Over the Counter Bulletin Board are often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the Over the Counter Bulletin Board as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur may have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Our common stock may be considered “a penny stock” and may be difficult for you to sell

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been for all of its trading history less than $5.00 per share, and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to buy or sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded over the counter OTC on the Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

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

As of September 30, 2008 the Company had 25,756,793 shares of common stock outstanding and 17,918,605 shares of preferred stock outstanding. The Company is authorized to issue up to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock. To the extent of such authorization, the Company’s board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the board may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce existing shareholders proportionate ownership and voting power.

The Company has outstanding convertible promissory notes that if in lieu of conversion, the note holders request cash, management believes payments will materially negatively affect the plans for expansion and could significantly increase losses.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of all other stockholders.

The Company’s management controls approximately 25.97% of its current outstanding shares of common stock. They could potentially be able to exert significant control over our non-employee Board of Director members and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock. See “Principal Stockholders” for information about the ownership of common stock by our executive officers, directors and principal stockholders.

Any of the factors listed above and contained in this Form 10-K could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us on our behalf. We cannot assure you that our future results will meet our expectations.

The Company may not continue as a going concern.

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there can be no assurances that such additional funding will be achieved and that we will succeed in our future operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 1B- UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

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

Office space for the corporate headquarters has been leased for a period of three years from Kimball Royal Office Investors and is located at 3050 Royal Blvd. South, Suite 135, Alpharetta, Georgia 30022.  This lease began on October 1, 2008 at a base rent of $3,100 per month.  This lease is for a total of three years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In a shareholders meeting held on December 12, 2008 the shareholders voted to elect the Board of Directors to serve until the next shareholder meeting as follows:

Chris J. Nichols, Chairman, CEO and President of AGWS
Lyle Mortensen, Independent Director
Jack Cowan, Independent Director
Steve Riegler, Independent Director
Jospeh Emas, Independent Director
Scott Baily, Independent Director

At the same shareholders meeting the firm of Porter, Keadle and Moore, LLC was voted to serve as the independent accounting firm to prepare the audit for the current year and act for the Company to review the public filings as requested by the Company.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, issued in Series A, B and C, par value $0.001.

Common Stock

As of September 30, 2008, there are 25,756,793 shares of common stock, $0.001 par value (the “Common Stock”) issued and outstanding.  The shares of our common stock presently outstanding, and any shares of our common stock issued upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders, except that a plurality is required for the election of directors. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by our Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Preferred Stock

As of September 30, 2008,  the Company has Series A, Series B and Series C Preferred stock, $0.001 par value, 50,000,000 shares authorized, of which 4,750,000 shares of Class A Preferred Stock, 3,933,333 shares of Class B Preferred Stock, and 9,235,272 shares of Class C Preferred Stock are issued and outstanding.  Rights preferences and designations of the preferred stock to be determined by the Board of Directors of the Company. The preferred stock was authorized by majority consent of the shareholders of the Company.

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

Share Purchase Warrants

The below table sets forth, as of September 30, 2008 the classes of our outstanding warrants and the number of shares of our common stock for which such warrants are exercisable:

			Number of Shares
Class of Warrants	Exercise Price	Expiration Date	Reserved

Preferred Stock with Attached Warrant Series C	$ 0.500	March 9, 2012	1,397,638
Preferred Stock with Attached Warrant Series D	$ 0.600	March 9, 2012	1,397,638
Preferred Stock with Attached Warrant Series A	$ 0.800	May 3, 2012	375,000
Preferred Stock with Attached Warrant Series B	$ 1.000	May 3, 2012	375,000
Preferred Stock with Attached Warrant Series C	$ 1.100	May 3, 2012	375,000
Preferred Stock with Attached Warrant Series D	$ 1.300	May 3, 2012	375,000
Preferred Stock with Attached Warrant Series C	$ 0.500	April 13, 2012	1,000,000
Preferred Stock with Attached Warrant Series D	$ 0.600	April 13, 2012	1,000,000
Preferred Stock with Attached Warrants Series J	$ 0.375	March 14, 2009	2,000,000
Preferred Stock with Attached Warrant Series A	$ 0.800	September 18, 2012	300,000
Preferred Stock with Attached Warrant Series B	$ 1.000	September 18, 2012	300,000
Preferred Stock with Attached Warrant Series C	$ 1.100	September 18, 2012	300,000
Preferred Stock with Attached Warrant Series D	$ 1.300	September 18, 2012	300,000
Preferred Stock with Attached Warrant Series J	$ 0.800	March 19, 2009	600,000
Secured Note with Attached Warrant Series E	$ 0.375	August 19, 2011	888,890
Secured Note with Attached Warrant Series F	$ 0.500	August 19, 2011	666,666
Secured Note with Attached Warrant Series G	$ 0.750	August 19, 2011	444,444
Warrants issued- conversion of promissory notes	$ 0.500	December 31, 2012	860,000
Warrants issued- conversion of promissory notes	$ 0.750	December 31, 2012	860,000
Warrants for common stock	$ 0.375	August 1, 2011	760,000
Preferred Stock with Attached Warrant	$ 1.000	August 13, 2011	206,300
Warrants for common stock	$ 1.000	August 12, 2013	100,000
Warrants for common stock	$ 0.500	September 30, 2013	100,000

Options

Management intends to formulate a stock option plan for its employees. However, at this time there is no formal or informal stock option plan.

Shares of our common stock are currently quoted on the “over the counter” bulletin board under the symbol “AGWS.OB”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by pink sheets.com. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Periods	High	Low

Fiscal Year 2006
First Quarter (October-December 2005)*	$ 1.00	$ 0.35
Second Quarter (January-March 2006)*	$ 0.35	$ 0.35
Third Quarter (April-June 2006)*	$ 0.35	$ 0.35
Fourth Quarter (July-September 2006)	$ 10.01	$ 0.50
Fiscal Year 2007
First Quarter (October-December 2006)	$ 1.00	$ 0.50
Second Quarter (January-March 2007)	$ 1.02	$ 0.30
Third Quarter (April-June 2007)	$ 0.69	$ 0.45
Fourth Quarter (July-September 2007)	$ 0.70	$ 0.40
Fiscal Year 2008
First Quarter (October-December 2007)	$ 0.60	$ 0.14
Second Quarter (January-March 2008)	$ 0.40	$ 0.17
Third Quarter (April-June 2008)	$ 0.55	$ 0.21
Fourth Quarter (July-September 2008)	$ 0.40	$ 0.22

*
The Company affected a 10,000 for 1 stock split on June 22, 2006. Prices prior to June 22, 2006 reflect the stock split price and are attributable to the inactive public company into which AGWS was merged.

Holders of Record

As of September 30, 2008 we had approximately 700 holders of record of our common and preferred stock. The number of record holders was determined from the records of our transfer agent and an estimate of the number of beneficial owners of common and preferred stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

ITEM 6. SELECTED FINANCIAL DATA

The Company does not have any significant trends in its financial condition or results of operations to be disclosed.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operations

Advanced Nurseries

In September 2008, the Board of Directors approved a plan to close ANI and begin a voluntary liquidation of the remaining assets.  ANI has incurred over $4,000,000 in losses since its inception and the outlook for the nursery industry warranted this decision.  The Level Four drought as mandated by the director of the Georgia Environmental Protection Division, which restricted outdoor watering for the Atlanta region, deepening credit crisis and contraction of the housing industry made the outlook for ANI unfavorable.  The outlook for the next two years of operations would result in further losses for a division that has not produced profits to date.  There have been some attempts to sell the nursery to other competitors, but the economic environment did not warrant any offers.

Certain of the assets of the business have been disposed of. The remaining assets consist mainly of cash, trade receivables, inventory and property and equipment. Trade receivables have been reduced to estimated net realizable value through a significant reserve. The reserve for bad debt has been increased by $175,186 to estimate the amount of receivables that will be uncollectible due to contractors, developers and landscapers being out of business or filing for bankruptcy.  Inventories are carried at estimated lower of cost or market. ANI recognized a loss of $792,148 as it marked its inventory to lower of cost or market. Plant, property and equipment were also reduced because of the closing of the Alpharetta and Braselton locations.  These locations had approximately $320,716 of net leasehold improvements that were written off due to the locations closing.

The plan of liquidation is to liquidate all of the assets that are owned by ANI, to return all leased or financed vehicles and to collect all accounts receivable for sales prior to the closure date.  All sales after the closure will be on a cash only basis and a liquidating bank has been set up to account for the cash sales and to pay for all necessary operating expenses needed to complete the liquidation.  The receivables will be taken over by Liberty Capital Funding (“Liberty”), who entered into a line of credit with ANI on October 3, 2008.  Liberty will collect on these receivables until their entire balance owed is satisfied.  Management anticipates that this will take approximately six months to complete, or by March 31, 2009, at which time, ANI will file dissolution papers with the Georgia Secretary of State and cease its existence.

The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets as of September 30:

	2008	2007

Cash	$2,806	$95,763
Accounts receivable, net	327,662	1,620,376
Inventories	188,299	1,727,969
Property and Equipment, net	361,038	1,076,285
Other assets	10,894	27,081

Total assets	$890,699	$4,547,474

Accounts payable	$2,391,031	$2,091,148
Accrued liabilities	179,224	170,042
Line of credit	153,090	788,964
Lease/debt obligations	192,106	290,049

Total liabilities	$2,915,451	$3,340,203

The following table summarizes the components of the certain operating data for  discontinued operations for the year ended September 30:

	2008	2007

Net sales	$6,968,965	$10,235,310

Cost of goods sold	5,001,145	7,513,442

Gross margin	1,967,820	2,721,868

Administrative expenses
Operating expense	4,139,432	3,117,521
Occupancy expense	517,115	294,990
Advertising expense	13,945	47,350
Depreciation and amortization	261,606	183,487

Total administrative expenses	4,932,098	3,643,348

Interest expense	115,263	110,041

Net loss from discontinued operations	$(3,079,541)	$(1,031,521)

Results from discontinued operations reflect directly attributable revenues, cost of sales and selling and marketing expenses. General administrative expenses have not been allocated to discontinued operations because those expenses are general to continuing operations of the Company and would not be expected to be eliminated or reduced as a result of disposing of ANI.

Organic Growing Systems

OGSI, consisting of our plant in Monticello, MS and our corporate offices in Alpharetta, GA, has experienced tremendous revenue growth over the twelve months ended September 30, 2008.  The company had revenues of approximately $463,000 for fiscal 2007 and $1,287,000 for fiscal 2008.  Management has added two additional production lines to the Monticello, MS facility that should be able to increase production capabilities from operating one line producing 20 tons per day to operating three lines producing between 150 and 200 tons per day.  The lines have been installed and are currently being worked on to eliminate any problems and issues so that the expected capacity can be on line by the end of December 2008.  Our sales staff has been in negotiations with several clients that would like to purchase over 1,000 tons each once the facility has demonstrated that it can handle such production requests.  Management has located a logistics and distribution facility that will be acquired once production is at full capacity so that finished product can be stored and shipped separate from actual production.  Once the three lines have been sold out, management will begin designing and constructing the fourth and fifth lines at the Monticello facility, as well as begin researching a new facility in a different geographic location of the United States that has the feedstock to handle the proposed production needs.

Financing

In August 2008 the Company issued a senior secured short term note to Lamassu Capital Management, LLC (“Lamassu”) for $1,000,000.  The note is a 12 month note due on August 20, 2009 and accrues interest at 18%, payable at the end of the Company’s fiscal quarters.  The Company also issued 888,890 E common warrants, priced at $.375, to purchase the Company common stock; 666,666 F common warrants, priced at $.50 per warrant, to purchase the Company common stock; and 444,444 G common warrants, priced at $.75 per warrant, to purchase the Company common stock.  The proceeds from this note were to add production lines two and three, as well as provide working capital for the Company.

Management plans on retiring the Lamassu note with a larger financing partner before the end of fiscal 2009.  Management plans on having a formal appraisal completed on the Monticello facility in an effort to secure additional debt to pay off the Lamassu note.  There are also several series of warrants that expire in fiscal 2009 that if the Company is performing at its planned level should be able to be exercised at the warrant price.  Once the facility is producing at capacity the Company should be able to become cash flow positive, assuming no long outages happen at the facility and that prospective clients continue to change over to organic fertilizer for their needs.

Liquidity and Capital Resources

At September 30, 2008, we had total current assets of approximately $1,023,000, consisting primarily of cash, accounts receivable, and inventories.  Current liabilities of approximately $4,925,000, consisting primarily of accounts payable, accrued expenses, term and convertible notes payable, and a working capital line-of-credit. The Company has accumulated a net loss from inception through September 30, 2008 of approximately $15,232,000. Stockholder’s deficit at September 30, 2008 was approximately ($2,198,000). The Company has recorded gross revenues of approximately $1,287,000 for the year ended September 30, 2008.

Convertible notes payable of $1,412,300 have been converted from debt into either common stock or preferred stock in the Company as of September 30, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OGSI began its sales effort in February of 2006 and recorded sales of $295,869 for the period from February 2, 2006 (Inception) through September 30, 2006.  Sales for the fiscal period ended September 30, 2007 were $463,198.  Sales for the year ended September 30, 2008 were $1,286,860.

Sales and gross profit for the years ended September 30, 2008 and 2007 are as follows:

	2008	2007

Total sales	$1,286,860	$463,198

Cost of sales	606,661	347,224

Gross profit	$680,199	$115,974

Gross profit percentage	52.86%	25.04%

Gross margin for OGSI improved due to a full production year at the facility whereas in 2007 OGSI was purchasing its product from Agreaux Organics (“Agreaux”).  In March 2007 Agreaux was purchased by OGSI and the company began producing its own product, thus its ability to increase its gross margin.  For the year ended September 30, 2008 the Company had a full year to produce its own product and this is shown in the increase in gross margin.

Interest expense for the year ended September 30, 2007 amounted to $150,077, due primarily to interest on the convertible promissory notes payable.  For the fiscal year ended September 30, 2008, interest expense was $933,925, which included amounts for issuance of warrants and discounts on debt acquired and used throughout the year.

Occupancy expenses for the year ended September 30, 2007 was $124,807 compared to $305,630 for the year ended September 30, 2008.  These expenses increased as the Company purchased the fertilizer company, which included the rent, utilities and maintenance for the facility.  OGSI increased production four times, which equated to additional utilities being consumed as well as additional maintenance costs for the older equipment being able to keep up with the new production demands being incurred.

Marketing and advertising expenses incurred were $23,988 for the year ended September 30, 2007 as compared to $8,729 for the year ended September 30, 2008.  These expenses declined due to the majority of the cash for OGSI being used to increase production as the sales demand was already there. Management expects that marketing activities will increase once the production capacity is increased and larger customers can be brought into the production mix.

The Company incurred a penalty on preferred stock in the amount of $200,333 during the year ended September 30, 2007 for its inability to have its registration statement filed and declared effective by the Effectiveness Date specific by the private placement companies.  The Company also incurred a penalty on preferred stock in the amount of $253,333 during the year ended September 30, 2008 for its inability to move from the over the counter pink sheets to the over the counter bulletin board by the Effective Date specified by the private placement companies.  Management does not expect any further penalties against the Company to be imposed.

For the fiscal year ended September 30, 2007 the Company had a net operating loss of $1,919,771 compared to a net operating loss of $3,887,330 for the fiscal year ended September 30, 2008.  The increase in losses from 2007 to 2008 is due to increased interest and debt expenses for the Company for issuance of warrants, increased investor relations costs to promote the Company to the public markets.  The Company also added some overhead expenses to ramp up for the increased production in the new fiscal year.

The outlook for the next year is promising as OGSI will have completed the installation and testing of the new second and third production lines.  The sales force has made numerous contacts with customers with needs that can utilize and exceed this additional capacity, which will require management to develop a forth and fifth line at the Monticello location to supply the additional demand.  The margins on the fertilizer product are very strong and should get better as more product is produced and shipped from the facility.  The closing of the nurseries will also reduce the amount of losses for the entire operation.  ANI is in a market that is reliant upon the housing and credit markets to produce potential and current sales.  Without the help of these markets it was clear that sales and profitability from the division were going to be very unpredictable.  The Company will not have to raise additional capital for a division in a market segment that is declining in size and demand for the product.  This should reduce the additional equity transactions needed as OGSI should be able to produce positive cash flows from operations to substantiate its expenses.

OGSI has been able to locate distributors in different areas of the southwestern United States to help distribute the product to these areas.  Management believes that this will help to develop a marketplace for the organic fertilizer product without having to add to the overhead structure.  This will enable the sales force to focus their efforts on new and larger customers.

Critical Accounting Policies

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States in the preparation of our Consolidated Financial Statements. We evaluate our estimates and judgments on an ongoing basis and base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results.   For further information, see Note 3, Summary of Significant Accounting Policies, to our Consolidated Financial Statements which outlines our application of significant accounting policies and new accounting standards.

Off-Balance Sheet Arrangements

There are not any off-balance sheet arrangements.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors
Advanced Growing Systems, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of Advanced Growing Systems, Inc. and subsidiaries (“the Company”) as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Growing Systems, Inc. and subsidiary as of September 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered negative cash flows from operations since inception.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
January 13, 2009

Certified Public Accountants

Suite 1800 s 235 Peachtree Street NE s  Atlanta, Georgia 30303 s Phone 404-588-4200  s Fax 404-588-4222  s www.pkm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Advanced Growing Systems, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Growing Systems, Inc. and subsidiaries, as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended September 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Growing Systems, Inc. and subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Fort Worth, Texas
January 12, 2008

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2008	September 30, 2007

Assets
Current assets:
Cash and cash equivalents	$-	$375,513
Accounts receivable, net of allowance for doubtful accounts of $25,143 and $15,532	100,145	47,333
Inventories	32,420	122,770
Other current assets	-	7,907
Assets of discontinued operations	890,699	4,547,474

Total current assets	1,023,264	5,100,997

Property and equipment, net	2,064,990	1,366,002
Other assets	5,068	7,668

Total assets	$3,093,322	$6,474,667

Liabilities and stockholders' equity (deficit)
Current liabilities:
Bank overdraft	$22,952	$-
Accounts payable and accrued expenses	787,056	311,414
Convertible notes payable, net of discount	280,000	720,000
Current portion of notes payable, net of discount	903,422	80,733
Current portion of capital lease obligations	15,759	12,393
Liabilities of discontinued operations	2,915,451	3,340,203

Total current liabilities	4,924,640	4,464,743

Long-term notes payable	328,167	353,986
Long-term portion of capital lease obligations	37,931	20,426

Total liabilities	5,290,738	4,839,155

Minority interest	380	380

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, 50,000,000 authorized, 25,000,000 designated as follows:
Preferred stock, Series A; par value $.001; 10,000,000 designated; 4,750,000
issued and outstanding in 2008 and 2007	4,750	4,750
Preferred stock, Series B; par value $.001; 10,000,000 designated; 3,933,333
and 3,038,115 issued and outstanding in 2008 and 2007	3,933	3,038
Preferred stock, Series C; par value $.001; 15,000,000 designated; 9,235,272
issued and outstanding in 2008	9,235	-
Common stock; par value $.001; 500,000,000 authorized; 25,756,793 and
23,245,065 issued and outstanding in 2008 and 2007	25,756	23,245
Treasury stock, 357,143 shares at cost	(125,000)	(125,000)
Common stock warrants	-	(116,813)
Additional paid-in capital	13,115,429	9,257,956
Accumulated deficit	(15,231,899)	(7,412,044)

Total stockholders' equity (deficit)	(2,197,796)	1,635,132

Total liabilities and stockholders' equity	$3,093,322	$6,474,667

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended
	September 30, 2008	September 30, 2007

Net sales	$1,286,860	$463,198

Cost of goods sold	606,661	347,224

Gross profit	680,199	115,974

Administrative expenses:
Operating expenses	3,178,211	1,387,505
Occupancy expenses	305,630	154,706
Advertising expenses	8,729	23,988
Depreciation and amortization	180,054	100,474

Total administrative expenses	3,672,624	1,666,673

Other expenses:
Interest expense, net	933,802	150,077
Penalty incurred on preferred stock	-	200,333
Other expenses	(38,897)	18,662

Total other expenses	894,905	369,072

Total expenses	4,567,529	2,035,745

Loss before income tax benefit	(3,887,330)	(1,919,771)

Income tax benefit	-	-

Net loss from continuing operations	(3,887,330)	(1,919,771)

Preferred stock dividend	(852,984)	(3,626,815)

Discontinued operations (Note 4)
Loss from discontinued operations of
Advanced Nurseries, net of tax	(3,079,541)	(1,031,521)

Net loss available to common stockholders	$(7,819,855)	$(6,578,107)

Net loss per common share:

Continuing operations	$(0.20)	$(0.25)
Discontinued operations	$(0.13)	$(0.05)
Net loss	$(0.33)	$(0.30)

Weighted average shares outstanding	24,295,374	22,114,366

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended September 30, 2008 and 2007

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C			Treasury Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	C/S Warrants	Shares	Amount	APIC		Total

Balance, September 30, 2006	21,270,998	$21,271	-	$-	-	$-	-	$-	-	-	$-	$911,194	$(833,937)	$98,528
Preferred stock issuances	-	-	4,750,000	4,750	2,600,000	2,600	-	-	-	-	-	3,619,465	-	3,626,815
Beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	3,626,815	-	3,626,815
Preferred stock dividend - beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	(3,626,815)	(3,626,815)
Conversion of convertible debt into stock	532,400	532	-	-	438,115	438	-	-	-	-	-	486,976	-	487,946
Common stock issued to directors	40,000	40	-	-	-	-	-	-	-	-	-	10,760	-	10,800
Common stock issued for services	135,000	135	-	-	-	-	-	-	-	-	-	31,115	-	31,250
Stock-based compensation	666,667	667	-	-	-	-	-	-	-	-	-	232,666	-	233,333
Common stock issued in acquisition of Mississippi plant	600,000	600	-	-	-	-	-	-	-	-	-	209,400	-	210,000
Additional common stock warrants issued in connection with convertible debt	-	-	-	-	-	-	-	-	-	-	-	12,752	-	12,752
Issuance of common stock warrants	-	-	-	-	-	-	-	-	(116,813)	-	-	116,813	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	357,143	(125,000)	-	-	(125,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,951,292)	(2,951,292)

Balance, September 30, 2007	23,245,065	23,245	4,750,000	4,750	3,038,115	3,038	-	-	(116,813)	357,143	(125,000)	9,257,956	(7,412,044)	1,635,132

Preferred stock issuances	-	-	-	-	-	-	9,235,272	9,235	-	-	-	1,038,991	-	1,048,226
Penalty stock issuances	-	-	-	-	1,333,333	1,333	-	-	-	-	-	252,000	-	253,333
Conversion of notes payable for common stock	860,000	860	-	-	-	-	-	-	-	-	-	806,445	-	807,305
Common stock issued to directors	25,000	25	-	-	-	-	-	-	-	-	-	5,775	-	5,800
Common stock issued for services	991,568	991	-	-	-	-	-	-	-	-	-	302,759	-	303,750
Stock-based compensation	103,000	103	-	-	-	-	-	-	-	-	-	22,857	-	22,960
Common stock issued for interest payments	94,045	94	-	-	-	-	-	-	-	-	-	50,085	-	50,179
Issuance of common stock warrants	-	-	-	-	-	-	-	-	116,813	-	-	484,327	-	601,140
Reprice of C, D and J warrants	-	-	-	-	-	-	-	-	-	-	-	894,234	-	894,234
Conversion of preferred B to common stock	438,115	438	-	-	(438,115)	(438)	-	-	-	-	-	-	-	-
Preferred stock dividend													(852,984)	(852,984)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,966,871)	(6,966,871)

Balance, September 30, 2008	25,756,793	$25,756	4,750,000	$4,750	3,933,333	$3,933	9,235,272	$9,235	-	357,143	$(125,000)	$13,115,429	$(15,231,899)	$(2,197,796)

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended
	September 30, 2008	September 30, 2007

Operating Activities

Net loss from continuing operations	$(3,887,330)	$(1,919,771)
Net loss from discontinued operations	(3,079,541)	(1,031,521)
Net loss	(6,966,871)	(2,951,292)
Adjustments to reconcile net loss from continuing
operations to net cash (used in) operating activities:

Depreciation and amortization	180,053	100,474
Common shares issued for services	816,458	275,921
Non-cash interest expense	852,486	-
Loss on sale of equipment	432	-
Changes in operating assets and liabilities
Accounts receivable	(52,812)	6,111
Inventories	90,350	(111,840)
Other assets	10,507	(21,185)
Accounts payable and accrued expenses	475,647	215,630
Net cash provided by (used in) operating activities of
discontinued operations	3,919,374	(596,250)

Net cash used in operating activities	(674,376)	(3,082,432)

Investing Activities

Purchases of property and equipment	(879,473)	(295,127)
Net cash provided by (used in) investing activities of
discontinued operations	13,278	(961,450)

Net cash used in investing activities	(866,195)	(1,256,577)

Financing Activities

Bank overdraft	22,952	-
Proceeds from exercise of warrants	500,000	-
Proceeds from issuance of convertible notes payable	-	420,300
Conversion of convertible notes payable into stock	-	(446,768)
Proceeds on notes payable	1,358,666	14,575
Proceeds from preferred shares issued in private placement	-	4,126,443
Purchases of treasury stock	-	(125,000)
Payments on capital lease obligations	20,871	-
Payments on note payable	(36,796)	(246,252)
Change in discount on convertible notes payable	-	23,962
Net cash provided by (used in) financing activities of
discontinued operations	(700,635)	780,633

Net cash provided by financing activities	1,165,058	4,547,893

Net increase (decrease) in cash and cash equivalents	(375,513)	208,883

Cash and cash equivalents at beginning of year	375,513	166,630

Cash and cash equivalents at end of year	$-	$375,513

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$141,841	$260,118

Supplemental Disclosure of Non-Cash Information

Purchases of property and equipment via issuance of debt	$97,257	$535,041
Conversion of convertible notes payable	$430,000	$-
Stock issued for interest on convertible notes payable	$50,179	$-
Purchases of property and equipment via issuance of common stock	$-	$210,000
Reclassification of other assets to property and equipment	$-	$120,000
Warrant re-pricing recorded as preferred stock dividend	$599,651	$-
Amortization of preferred stock beneficial conversion feature	$-	$3,626,815
Warrants issued with Series A Convertible common stock	$169,745	$-
Warrants issued with convertible notes	$-	$116,813
Vision penalty preferred shares issued	$253,333	$-
Conversion of Vision convertible note payable into Preferred Series C	$535,000	$-

See accompanying notes to consolidated financial statements

ADVANCED GROWING SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note 1- Nature of Business

Advanced Growing Systems, Inc. (the “Company”) was incorporated on February 2, 2006 under the laws of the State of Nevada.  On June 30, 2006. the Company was merged into an inactive public shell, Non-Lethal Weapons, Inc. (“NLW”), and the name was changed to Advanced Growing Systems, Inc. and the state of domicile was changed from California to Nevada.  The Company has two subsidiaries; Advanced Nurseries, Inc., (“ANI”), a Georgia corporation incorporated on February 10, 2006 and Organic Growing Systems, Inc., (“OGSI”), a Texas corporation incorporated on January 19, 2006.

ANI’s operations consist of a wholesale group of commercial nurseries located in the Southeastern United States.  As of September 30, 2007, ANI had three operating nurseries located in the Atlanta, Georgia metropolitan areas of Alpharetta, Braselton and Marietta.  In September of 2008, the Board of Directors approved a plan to close all operations of ANI and have begun a voluntary liquidation of the remaining assets of the subsidiary, as described in Note 4.  OGSI produces and markets an organic fertilizer with a manufacturing facility in Monticello, Mississippi which was acquired in 2007, with its sales and operational office in Alpharetta, Georgia.

Note 2- Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company is a going concern.  The Company has incurred operating losses and negative cash flows since inception.   As described in Note 7, the Company has outstanding convertible promissory notes that it anticipates will be converted to common stock or paid off during fiscal 2009.  The Company has also entered into two short term notes amounting to $1,250,000 with two different private investment companies as described in Note 7 and Note 15.  ANI has continued a line of credit facility that is calculated upon the receivables and is more fully described in Note 6.  OGSI entered into a receivable factoring agreement that is fully described in Note 6.  The closure of ANI will also reduce the cash requirements on the Company.  Management believes that substantially all short term debt will either be converted to equity or restructured into a long term debt instrument. These transactions, along with the increase in sales for OGSI and the commitments from third party lenders will assist the Company in its growth and it will be able to sustain its capital and operating requirements for the next fiscal year.

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there can be no assurances that such additional funding will be achieved and that we will succeed in our future operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

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

Revenue Recognition

The Company recognizes revenue when product is shipped to the customer and title transfers.

Cash and Cash Equivalents

The Company considers all short term investments with original maturities of three months or less when purchased to be cash equivalents.  At September 30, 2008 and 2007, the Company had no such investments.  The Company maintains deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation.  The uninsured portion of these deposits as of September 30, 2007 was approximately $375,000.  There were no uninsured deposits at September 30, 2008.  The Company has not incurred any losses related to its uninsured deposits with financial institutions.

Fair Value of Financial Instruments

In accordance with the reporting requirements of Statement on Financial Accounting Standards (“SFAS”) SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair values of accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments.  The Company’s outstanding borrowings, if recalculated based upon current rates, would not differ significantly from the amounts recorded.

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

Inventories

Inventories for ANI are carried at liquidation value at September 30, 2008 and removed at the average cost as of September 30, 2007, which approximates the lower of cost or market.  Inventory of OGSI is carried and removed at the lower of cost or market using the first-in, first-out method of accounting.

Property and Equipment

Property and equipment are capitalized at cost and depreciated using the straight line method over the estimated useful lives of the various classes of assets.  Leasehold improvements are amortized on a straight line basis over the lesser of the useful life or the lease terms, including the options to renew that are reasonably assured to be renewed.  Normal repairs and maintenance are expensed as incurred.

The useful lives for purposes of calculating depreciation and amortization are as follows:

Furniture and fixtures	5 years
Buildings	15 years
Equipment	5 years
Autos and trucks	5 years
Leasehold improvements	5 years

Income Taxes

The Company accounts for income taxes using the “liability method” in accordance with SFAS No. 109, Accounting for Income Taxes.  Accordingly, deferred tax assets and liabilities are determined based upon the difference between the financial statement basis and income tax basis of assets and liabilities as well as net operating loss carryforwards, if any, using enacted tax rates in effect for the year in which the differences are expected or settled.  Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes.

Minority Interest

The Company has a minority shareholder in ANI owning approximately 19%, as well as minority shareholders in OGSI owning approximately 9.5%.  Due to operating losses of the subsidiaries, the minority interest has not been reduced from the operating income as there is no obligation of the minority shareholders to make good on such losses.  However, if future earnings do materialize, the majority interest will be credited to the extent of such losses previously absorbed by the majority shareholders.  The minority shareholders are executives in the operating subsidiaries and as such, minority shareholders may request that their minority interest be exchanged for shares in the parent company on a fair market value basis.  The minority interests in the subsidiaries were issued pursuant to the employment contracts entered into with Jon Hammond of ANI, Martin Reiner and Lon Musgrove of OGSI.  The stock was issued for services at par at the organization of the subsidiaries and recorded as an expense to each of the subsidiaries.

Loss Per Common Share

Basic earnings (loss) per share is calculated by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants (the number of which is computed using the “treasury stock method”).  Diluted earnings per share considers the potential dilution that could occur if the Company’s outstanding common stock warrants were converted into common stock that then shared in the Company’s earnings.  As the Company has a net loss for the years ended September 30, 2008 and 2007, basic and diluted loss per share are the same.

The Company has certain promissory notes that also may be converted into common stock at the option of the holder.  The notes contain a provision of the conversion to shares of stock upon certain conversion events.  The conversion price is $.50 per share.  At the option of the Company, at its sole discretion, it may pay for the accrued interest in stock based on a formula that includes the closing price of the Company for the last 10 trading days of the Company’s stock.  The number of shares that could cause a further dilution of the Company’s earnings per share, based on the face value of these convertible promissory notes, as of September 30, 2008 and 2007, were 280,000 and 720,000 shares, respectively.  These notes also contain terms that if the notes are converted that they have warrant coverage at 50% of the converted note at $.50 and 50% of the converted note at $.75, if such circumstances are met.  These shares will be considered issuable upon the conversion of these outstanding notes.  The Company has also completed three (3) private placements of preferred stock that will be converted into common shares of stock that could cause a further dilution of the Company’s earnings per share.  These placements are fully described in Note 10 and Note 11.

Advertising Expenses

The majority of the Company’s advertising consists of commercials in trade appropriate publications and some other direct mail and other media.  Advertising costs are expensed when incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

Reclassifications

As described in Note 4, the amounts in the accompanying Consolidated Balance Sheets, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows have been reclassified to reflect the discontinuance of ANI.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141 (revised 2007) replaces SFAS No. 141, Business Combinations, and applies to all transactions or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. We do not anticipate this pronouncement will have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations or financial position.

Note 4- Discontinued Operations

In September 2008, the Board of Directors approved a plan to close ANI and begin a voluntary liquidation of the remaining assets.  ANI has incurred over $4,000,000 in losses since its inception and the outlook for the nursery industry warranted this decision.  The Level Four drought imposed by the director of the Georgia Environmental Protection Division, which reduced and eliminated outdoor watering, deepening credit crisis and contraction of the housing industry made the outlook for ANI unfavorable.  The outlook for the next two years of operations would result in further losses for a division that has not produced profits to date.  There have been some attempts to sell the nursery to other competitors, but the economic environment did not result in any offers.

Certain of the assets of the business have been disposed of. The remaining assets consist mainly of cash, trade receivables, inventory and property and equipment. Trade receivables have been reduced to estimated net realizable value through a significant reserve of $175,186. Inventories are carried at estimated lower of cost or market. ANI recognized a loss of $792,148 as it marked its inventory to the lower of cost or market. Plant, property and equipment was also reduced because of the closing of the Alpharetta and Braselton locations. These locations had approximately $320,716 of net leasehold improvements that were written off due to the locations closing.

The plan of liquidation is to liquidate all of the assets that are owned by ANI, to return all leased or financed vehicles and to collect all accounts receivable for sales prior to the closure date. All sales after the closure will be on a cash only basis and a liquidating bank has been set up to account for the cash sales and to pay for all necessary operating expenses needed to complete the liquidation. The receivables will be taken over by Liberty, who entered into a line of credit with ANI on October 3, 2008, which is fully described in Note 15. Liberty will collect on these receivables until their entire balance owed is satisfied. Management anticipates that this will take approximately six months to complete, or by March 31, 2009, at which time, ANI will file dissolution papers with the Georgia Secretary of State and cease its existence.

The following table summarizes certain operating data for discontinued operations for the years ended September 30:

	2008	2007

Net sales	$6,968,965	$10,235,310

Cost of goods sold	5,001,145	7,513,442

Gross margin	1,967,820	2,721,868

Administrative expenses
Operating expenses	4,139,432	3,117,521
Occupancy expenses	517,115	294,990
Advertising expenses	13,945	47,350
Depreciation and amortization	261,606	183,487

Total administrative expenses	4,932,098	3,643,348

Interest expense	115,263	110,041

Net loss from discontinued operations	$(3,079,541)	$(1,031,521)

The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets as of September 30:

	2008	2007

Cash	$2,806	$95,763
Accounts receivable, net	327,662	1,620,376
Inventories	188,299	1,727,969
Property and equipment, net	361,038	1,076,285
Other assets	10,894	27,081

Total assets	$890,699	$4,547,474

Accounts payable	$2,391,031	$2,091,148
Accrued liabilities	179,224	170,042
Line of credit	153,090	788,964
Lease/debt obligations	192,106	290,049

Total liabilities	$2,915,451	$3,340,203

Results from discontinued operations reflect directly attributable revenues, cost of sales and selling and marketing expenses. General administrative expenses have not been allocated to discontinued operations because those expenses are general to the continuing operations of the Company and would not be expected to be eliminated or reduced as a result of disposing of ANI.

Note 5- Property and Equipment

Property and equipment, at September 30, 2008 and 2007, respectively, consists of the following:

	2008	2007

Furniture and fixtures	$21,649	$12,740
Buildings	317,920	317,820
Autos and trucks	166,869	52,193
Equipment	1,715,740	928,625
Land and leasehold improvements	135,645	135,645
Total property and equipment	2,357,823	1,447,023
Less accumulated depreciation and amortization	292,833	81,021
Property and equipment, net	$2,064,990	$1,366,002

Note 6- Line of Credit

During September of 2006, ANI entered into an agreement for short-term financing to sell 80% of acceptable qualified receivables to CAPCO Financial (“CAPCO”). Funds advanced under this agreement were subject to 6% over the prime rate, as quoted by Greater Bay Bank (8.25% as of October 1, 2006). During January of 2007, ANI terminated its arrangement with CAPCO.

ANI entered into an arrangement with Presidential Financial Corporation (“PFC”) to furnish a $2,000,000 operating line of credit during January of 2007.  Funds are advanced from PFC based upon 80% of the eligible accounts receivable at a rate of 1% per annum above the prime rate of interest quoted in the Wall Street Journal (7.75% on September 30, 2007 and 5.00% on September 30, 2008, respectively).  There is also a monthly service charge equal to .6% of the average daily outstanding balance during the month.  As of September 30, 2008 and 2007, the outstanding principal balance of this line of credit was $153,090 and $788,964, respectively.  This line is secured by the accounts receivable, inventories and other assets of ANI.

During August of 2008, OGSI entered into an agreement with Marquette Commercial Finance (“MCF”) to furnish a $750,000 factoring line of credit.  Eligible receivables are assigned to MCF, in which 80% of the invoice is advanced to OGSI with the remaining 20% held until the invoice is paid in full by the customer.  Once MCF receives the payment they forward the remaining 20%, less variable and fixed discounts, five days after receipt of the payment.  The fixed discount ranges from .75% to 1.50% based upon when the payment is received by MCF.  The variable rate is equal to 2% per annum above the prime rate of interest quoted in the Wall Street Journal (5.00% on September 30, 2008).  As of September 30, 2008, the outstanding receivable from MCF for the holdback is $39,909.

Note 7- Notes Payable

Convertible Notes Payable

The Company holds several uncollateralized convertible notes payable with maturity dates in 2009.  The outstanding balances as of September 30, 2008 and 2007 are approximately $280,000 and $720,000, respectively.  The notes bear interest at a rate of 10% per annum.  Each convertible note has attached warrants that are exercisable over a three year period based on the execution date of the agreement.  For the conversions in 2007, the value of these warrants issued and the discount on the notes payable, was estimated to be approximately $8,900 at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected life	3 years
Expected dividend	----
Rate free risk	4.97- 5.07%

From October 2007 to December 2007 several note holders elected to convert $430,000 of their notes to 860,000 shares of common stock in the Company.  The Company paid accrued interest to these shareholders that resulted in 94,045 additional shares being issued, which were valued at approximately $50,179.  This resulted in the issuance of 954,045 shares of common stock. The 860,000 shares of stock issued for the notes have additional warrant coverage at 50% of the shares at $.50 and 50% of the shares at $.75.  The value of the warrants was estimated to be approximately $208,000 at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected life	3 years
Expected dividend	----
Rate free risk	3.07-4.52%

The Company paid accrued interest to these shareholders that resulted in 94,045 additional shares being issued, which were valued at approximately $50,200.  The Company also paid cash interest payments to the note holders amounting to approximately $16,000 for the year ended September 30, 2008.

The Company also retired $10,000 of these notes with cash payments during the fiscal year ended September 30, 2008.

In February 2008, the Company issued a convertible note payable in the amount of $535,000 to Vision Capital Advisors (“Vision”) with a due date of August 2008, with interest at a rate of 10%.  This note granted Vision 1,750,000 Series A warrants at a strike price of $.25 per warrant with a 5 year life.  The discount associated with this note was $141,454 and the value of the warrants issued was approximately $169,887 at the date of the note using the Black-Scholes option-pricing model with the following assumptions:

Volatility	100%
Expected life	5 years
Expected dividend	----
Rate free risk	2.56%

In consideration for Vision offering this note, the Company agreed to adjust the strike price for the Series A and B warrants from the private placement that occurred in 2007 from $.80 and $1.00, respectively, to $.20 per warrant.  This adjustment affected 2,375,000 Series A common warrants and 2,375,000 Series B common warrants.  The Company accounted for the adjusted strike price in accordance with FASB Statement 123R, Share-Based Payments and EITF Issue No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  The change in the valuation of the warrants was $294,583, which was charged to interest expense.  This valuation was computed using the following assumptions:

Volatility	100%
Expected life	3 years
Expected dividend	----
Rate free risk	4.52%

In May 2008 Vision converted this note, plus accrued interest of $13,227, into 1,461,939 shares of Series C convertible preferred stock.

For additional short-term financing, on December 20, 2006, the Company entered into an agreement to borrow additional funds for working capital purposes from a private investment banking firm in the amount of $750,000. The Company borrowed $205,300 against this working capital source. These borrowings were converted to preferred stock per the agreement in February of 2007 as more fully disclosed in Note 10.

Promissory Notes

On August 20, 2008, the Company issued a senior secured promissory note in the amount of $1,000,000 to Lammasu Capital Management, LLC (“Lamassu”).  The note is due on August 20, 2009 and accrues interest at 18%, payable at the end of the Company’s fiscal quarters.  The Company also issued 888,890 E common warrants, priced at $.375, to purchase the Company’s common stock; 666,666 F common warrants, priced at $.50 per warrant, to purchase the Company’s common stock ; and 444,444 G common warrants, priced at $.75 per warrant, to purchase the Company’s common stock.  The E, F and G common warrants have 3 year lives and are valued at approximately $121,000, $81,000 and $45,000, respectively, using the Black-Scholes option-pricing model with the following assumptions:

Volatility	100%
Expected life	3 years
Expected dividend	----
Rate free risk	1.99%

This expense is capitalized and shown as discount on debt and will be amortized over the life of the warrants as a charge to interest expense.  The net carrying value of the note as of September 30, 2008 is $773,666.  The note is fully secured by a first priority security interest in the Mississippi fertilizer plant.

In April 2008 OGSI purchased a new vehicle funded with a note from Ford Motor Credit for the principal amount of approximately $16,020.  This note is a 3 year note bearing interest at 8.49%.  The outstanding principal balance on this note as of September 30, 2008 is $14,037.  Future principal maturities for these notes are; 2009 - $5,064; 2010 - $5,523; and 2011- $3,451.

In October 2007 OGSI purchased 3 new vehicles funded with a note from Diamler-Chrysler Financial for the principal amount of approximately $79,000.  This note is a 5 year note bearing interest at 9.49%.  The outstanding principal balance on this note as of September 30, 2008 is $69,401.  Future principal maturities for these notes are; 2009 - $15,136; 2010 - $15,417; 2011- $16,945; 2012 - $16,625; and 2013 - $3,279.

In March 2007 the Company issued $472,210 of promissory notes to the prior owners of the fertilizer manufacturing facility acquisition more fully described in Note 14. These notes have a five (5) year term with a monthly payment of $10,000 including interest at rates varying from 8.27% to 10.00%. The outstanding principal balance on the notes at September 30, 2008 and 2007 are $353,985 and $434,719, respectively. Future principal maturities for these notes are; 2009 - $89,057; 2010 - $98,242; 2011- $108,334; and 2012 - $58,352.

In September 2008 OGSI obtained a 30 day note through Marquette Commercial Financial of $20,500 to help cover short term obligations.  The note will be paid back through settlement of the holdback from Marquette on funded invoices.

During the years ended September 30, 2008 and 2007, the Company recorded approximately $111,000 and $125,000 respectively, of interest expense related to these notes payable.

Note 8- Capital Lease Obligations

The Company has entered into several capital lease obligations during 2008 and 2007 to purchase equipment used for operations.  The Company has the option to purchase the equipment at the end of the lease agreement for a bargain purchase price of one dollar.  The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2008 and 2007:

	2008	2007

Machinery and equipment	$92,088	$57,532
Less accumulated depreciation	26,507	13,459

Property and equipment capitalized under
capital lease obligations, net	$65,581	$44,073

2009	$18,161
2010	15,213
2011	15,213
2012	10,993
Total future payments	59,580
Less amount representing interest	5,890
Present value of future minimum payments	53,690
Less current portion	15,759

Long-term portion	$37,931

Note 9- Income Taxes

The Company and its subsidiaries file a consolidated federal tax return with the Company being the common parent corporation of the affiliated group and have executed a tax sharing agreement across corporate lines.  Deferred tax assets and liabilities are recognized for the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Substantially all of the tax benefit is attributable to the net operating losses generated during the current fiscal periods.

Management has determined that the deferred tax asset may not be realized in the short term. Therefore, due to the short operating history of the Company, management has recorded a valuation allowance to reduce the deferred tax asset to zero. The net operating loss carryovers from the fiscal years ended September 30, 2006, 2007 and 2008 of $825,416, $2,759,322 and $7,571,725, respectively, will expire in 2026, 2027 and 2028, respectively, if not utilized.

Note 10- Shareholders’ Equity

Fiscal Year Ended September 30, 2008

From October 2007 to December 2007 several convertible note holders elected to convert $430,000 of their notes to common stock in the Company.  This resulted in 954,045 shares of common stock being issued for interest and note principal as fully disclosed in Note 7.

In January 2008 the Company issued 87,000 shares of common stock at $.37 per share, the average price of the Company’s traded stock from May 2007 to December 2007, less a 20% discount, to a former employee of Agreaux Organics (“Agreaux”), the company acquired by OGSI, for consulting services rendered pursuant to the purchase agreement for Agreaux.  The value of these shares was $32,000.  Also in January, the Company issued 135,000 shares at $.18 per share, the stock price as of the date of the executed agreement, to a marketing organization in return for continued marketing services.  The value of these shares was $24,650.

On February 6, 2008 the Company was contacted by Vision concerning the requirement of “within six months following the initial closing date the Company shall list and trade its shares of common stock on the National Association of Securities Dealers automated Quotations (“NASDAQ”) Bulletin board, the NASDAQ Capital Market, the NASDAQ Global Market, the American Stock Exchange, Inc or the New York Stock Exchange, Inc”, which is included in the preferred stock agreement.  The Company had not fulfilled this obligation and Vision exercised its right to adjust the conversion price for their original $500,000 investment for 1,000,000 shares of convertible preferred stock at $.50 to $.375.  The Company took a charge of $63,333 as a result of this penalty during the second quarter, due to an additional 333,333 shares of Series B preferred stock being issued.  On September 22, 2008 Vision contacted the Company and informed them that the initial penalty was not calculated correctly and that 1,000,000 additional Series B convertible preferred shares needed to be issued for the penalty.  The Company immediately issued these shares at $.19 per share.  The Company took a charge of $190,000 as a result of these 1,000,000 additional shares being issued.  As of September 30, 2008 the Company has fulfilled all other obligations as set forth by all of the equity investors of the Company and management does not expect any further penalties to occur.  The following table summarizes the allocation of the penalty to stockholders equity:

Allocated to equity components:

Preferred Series B Stock	$1,333
Additional paid-in-capital	252,000
$(253,333)

Penalty recognized as a dividend	(253,333)

Also, in February 2008, the Company issued a convertible note payable in the amount of $535,000 to Vision.  The note was due on August 2008 and accrued interest at a rate of 10%.  This note granted Vision 1,750,000 Series A warrants at a strike price of $.25 per warrant with a 5 year life.  The warrants issued with this note were valued at approximately $170,000 as fully described in Note 7. In consideration for Vision offering this note, the Company agreed to adjust the strike price for the Series A and B common warrants from the private placement that occurred in 2007 from $.80 and $1.00, respectively, to $.20 per warrant.  This adjustment affected 2,375,000 Series A common warrants and 2,375,000 Series B common warrants. The change in the valuation of the warrants was $294,583, as fully described in Note 7. In May 2008 Vision converted this note, plus accrued interest to 1,461,939 shares of Series C convertible preferred stock.

In April 2008, the independent members of the Board of Directors each received 5,000 shares of common stock for their attendance at the April 2008 Board of Directors meeting.  This stock issuance resulted in 15,000 common shares being issued, valued at $.26 per share.

In May 2008, the Board of Directors of the Company authorized 15,000,000 shares of Series C preferred, par value $.001, with each share convertible into one share of common stock.  The Company also entered into an Exchange Agreement with Vision whereby the Company would adjust the strike price of the J common warrants, issued in the March 2007 and September 2007 equity transactions with Vision, from $.80 to $.375.  The Company accounted for this adjusted strike price using FASB Statement No. 123R and EITF Issue No. 96-18.  The change in the valuation of these warrants, as a result of the re-pricing, was $304,698, which has been classified as a preferred stock dividend.  This valuation change was computed using the following assumptions:

Volatility	100%
Expected life	5 years
Expected dividend	----
Rate free risk	2.00%

The Company also agreed to adjust the strike price of the C and D common warrants, issued in the March 2007 and September 2007 equity transactions with Vision, from $1.10 and $1.30, respectively, to $.50 and $.60, respectively.  The change in valuation of these warrants, as a result of the re-pricing, was $294,953, which has been classified as a preferred stock dividend.  This valuation change was computed using the Black-Scholes option-pricing model with the following assumptions:

Volatility	100%
Expected life	3.75 to 4.25 years
Expected dividend	----
Rate free risk	2.00%

In consideration for this re-pricing of warrants, Vision agreed to a reduced exchange ratio whereby they exchanged 3,000,000 A common warrants for 2,520,000 shares of Series C preferred stock, 3,000,000 B common warrants for 2,520,000 shares of Series C preferred stock, and 1,750,000 Series A common stock warrants for 1,400,000 shares of Series C preferred stock.  This exchange resulted in the issuance of an additional 6,440,000 shares of preferred stock valued at $2,164,259.  As a result of there being no market for the preferred stock, the value of the warrants exchanged in the transaction was used for valuation.  Such values were determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	100%
Expected life	4.0 to 4.3 years
Expected dividend	----
Rate free risk	2.00%

In June 2008, Vision exercised 1,333,333 J common warrants at a strike price of $.375 per warrant.  The Company received $500,000 cash.  The exercised warrants were converted into 1,333,333 shares of Series C preferred stock.  The Company also issued 3,000 shares of common stock at $.32, the spot price on the date of issuance, to the plant manager at that time.  The value of these shares was $960.

In July 2008 the Company issued 93,333 shares of common stock at $.30, the 30 day average price of traded stock less a 20% discount, to a former employee of Agreaux, for consulting services rendered pursuant to the purchase agreement for Agreaux.  The value of these shares was $28,000.  The Company also issued 588,235 shares of common stock at $.34 per share, the spot price on the date of the agreement, to an investor relations consultant for prior services rendered.  The value of the shares was $200,000.  The Company also issued 75,000 shares of common stock at $.31 per share, the spot price on the date of the agreement, to a marketing company rendering investor relation/public relations activities to the Company.  The value of the shares was $15,750.

In August 2008, the Company issued a senior secured promissory note Lammasu.  The Company also issued 888,890 E common warrants, priced at $.375, to purchase the Company common stock; 666,666 F common warrants, priced at $.50 per warrant, to purchase the Company common stock; and 444,444 G common warrants, priced at $.75 per warrant, to purchase the Company’s common stock.  The E, F and G common warrants have 3 year lives and are valued at approximately $247,000 as fully described in Note 7.

Also, in August 2008 the Company issued 3,000 shares of common stock at $.35 per share, the spot price on the date of issuance, to the equipment installation company responsible for the installation of the 2nd and 3rd lines at the OGSI plant in Monticello, MS.  The value of the shares was $1,050.   The Company also issued 100,000 shares of common stock at $.22 per share, the spot price on the date of the agreement, to the Chief Financial Officer, as agreed upon in his contract approved by the Compensation Committee of the Company’s Board of Directors.  The value of the shares issued was $22,000.  TBECK Capital, Inc. (“TBECK”), a shareholder of the Company, transferred 438,115 shares of its Series B preferred Stock to Aritex Consultants, Inc. (“Aritex”) (the consulting company of Lyle Mortensen, independent director).  Aritex registered those shares and then converted those shares into common stock of the Company.

In September 2008 the Company issued 10,000 shares of common stock at $.23 per share, the spot price on the date of the agreement, to a feedstock provider for a 3 year agreement to provide broiler litter feedstock to OGSI at predetermined levels and price per ton.  The value of the shares issued was $2,300.

Fiscal Year Ended September 30, 2007

In October of 2006, the two non-employee Board members were issued 10,000 shares of common stock each at a price of $.19 per share, as this was the best estimate of fair value at the time of issuance. This resulted in the issue of 20,000 shares of common stock.  A related marketing consultant, who is a relative to the Chairman of the Company, was issued 100,000 shares of common stock for management and marketing services rendered to the Company.  These shares were issued at $.19 per share, as this was the best estimate of fair value at the time of issuance.

In February 2007, the Company amended its charter to provide for 50,000,000 shares of $0.001 par value preferred stock. Rights, preferences and designations of the preferred stock are to be determined by the Board of Directors of the Company. Effective March 9, April 13, May 4, September 14 and September 17, 2007, the Company entered into agreements with private investment companies, to provide additional working capital totaling $3,417,482 in exchange for the issuance of 7,350,000 shares of preferred stock and common warrants to purchase 22,050,000 shares of the Company’s common stock.  This conversion was completed the last quarter of fiscal 2007 as described in Note 11.

Also, in February of 2007, a promissory note with TBECK was converted to Series B preferred stock.  In December of 2006 TBECK agreed to loan the Company up to $750,000 to assist in the expansion of the Company. The Company received $205,300 in proceeds from this loan. The promissory note and accrued interest were convertible into preferred stock at that point in time in which the Company authorized the issuance of preferred stock. The Company, in February of 2007, authorized the issuance of preferred stock and as such the promissory note and accrued interest were converted to preferred stock. The conversion price was at $.50 per share of preferred stock, resulting in the issuance of 438,115 shares of Series B preferred stock. The preferred stock is convertible into common stock at the option of the holder on the basis of one share of preferred stock for one share of common stock. The note had warrants attached in an amount equal to the amount advanced at an exercise price of $1.00 per share. Total warrants under this promissory note are 205,300 shares and may be exercised up to five (5) years from the date of the promissory note by giving the Company notice. The conversion of this promissory note was not dependent on the market price of the stock at the time of conversion

Also, in February 2007, Aritex was issued 466,667 shares as compensation for services rendered to the Company in connection with Mr. Mortensen’s services as the CFO of the Company. These shares were issued at a price of $.35 per share and further described in Note 12.

In March 2007 the Company completed an acquisition of an organic fertilizer plant in Monticello, MS, which resulted in the issuance of 600,000 shares of the Company’s restricted stock at a price of $.35 per share. This transaction is further described in Note 14.

In April 2007 the independent members of the Board of Directors each received 5,000 shares of common stock at a price of $.35 per share, which was based on the value of the price paid for treasury stock.  These shares were issued to these Board members for their services to the Company.

Also in April 2007 the Company issued 175,000 shares of common stock to several key management employees of the Company for their services to the Company during its formation. These shares were issued at $.35 per share, which was based on the value of the price paid for treasury stock.

In May 2007, the Company acquired 357,143 of its own common stock for treasury for a purchase price of $125,000, or $.35 per share.

Note 11- Private Placement of Series A and B Preferred Stock

On March 9, April 13 and May 3, 2007 the Company completed three private placements in which the Company issued a total of 4,750,000 shares of its Series A preferred stock at a gross sales price of $.50 per share. Each share of preferred stock is convertible into one share of common stock and included common stock warrants with various series and amounts for a five year period as follows:

Series No.	Number of Warrants	Conversion Price

A	2,375,000	$0.80
B	2,375,000	$1.00
C	2,375,000	$1.10
D	2,375,000	$1.30
J	4,750,000	$0.80

	14,250,000

The Company also completed two private placements in which the Company issued a total of 2,600,000 shares of its Series B preferred stock at a gross sales price of $.50 per share. Each share of preferred stock is convertible into one share of common stock and included common stock warrants with various series and amounts for a five year period as follows:

Series No.	Number of Warrants	Conversion Price

A	1,300,000	$0.80
B	1,300,000	$1.00
C	1,300,000	$1.10
D	1,300,000	$1.30
J	2,600,000	$0.80

	7,800,000

 The above tables reflect the warrants for all five transactions described above.

Within six months following the initial Closing Date (March 9, April 13, May 3, September 14 and September 17, 2007, respectively), the Company shall list and trade its share of common stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) OTCBB, NASDAQ Capital Market, the NASDAQ Global Market, the American Stock Exchange, Inc. or the New York Stock Exchange, Inc. (each, a “Trading Market”). In the event the shares of common stock are not listed and trading on a Trading Market by the date that is six months following the Closing Date, the Conversion Price (as defined in the Certificate of Designation) shall be adjusted to a price equal to seventy-five percent (75%) of the Conversion Price then in effect. In the event the shares of Common Stock are not listed and trading on a Trading Market by the date that is twelve (12) months following the Closing Date, the Conversion Price shall be adjusted to a price equal to fifty percent (50%) of the Conversion Price then in effect.

Commencing one year after the issue date if the Company issues additional shares of common stock at an amount less than the warrant price in effect, the Company may be required to adjust the warrant price pursuant to a formula indicated in the warrant document.

The agreement also has requirements of the Company that have potential liquidating damages, which include the requirement to register the stock. If the Company fails to file a registration statement and have it declared effective during the Effective Date period, as defined, the Company could be subject to a penalty of up to 2% of the holders, initial investments per month to a maximum of 20%. The Effective Date is defined as the earlier of the ninetieth (90) day following the filing date of such registration statement or 120 days if the registration statement is to receive a full review. The Company has filed a registration statement on Form 10-SB within the 90 day requirement. Since the Company filed Form 10-SB within the ninety (90) days of the purchase, management believed that this requirement had been met and that no further liquidating charges would be incurred. Due to the Company’s inability to have its stock traded on the NASDAQ OTC Bulletin Board or other markets the Company incurred a penalty in the amount of $200,333, which was paid out of the net proceeds received in the private placement of preferred stock dated September 14, 2007, and is included as a penalty incurred on preferred stock in the accompanying consolidated statement of operations.

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

The following table summarizes the allocation of the proceeds from the five separate private placements of preferred stock:

	March 9,	April 13,	May 4,
	2007	2007	2007

Gross proceeds	$1,500,000	$500,000	$375,000
Share issuance costs	(28,629)	(2,533)	(2,885)
Net proceeds received	$1,471,371	$497,467	$372,115
Proceeds allocated to equity components
Series A preferred stock	$3,000	$1,000	$750
Additional paid-in-capital	1,468,371	496,447	371,365
Beneficial conversion feature	1,471,371	497,447	372,115
Amortization of beneficial conversion feature as a dividend	(1,471,371)	(497,447)	372,115
Total equity allocation	$1,471,371	$497,447	$1,116,345

	September 14,	September 14,
	2007	2007

Gross proceeds	$1,000,000	$300,000
Share issuance costs	(12,543)	(1,575)
Net proceeds received	$987,457	$298,425
Proceeds allocated to equity components
Series A preferred stock	$2,000	$600
Additional paid-in-capital	985,457	297,825
Beneficial conversion feature	987,457	298,425
Amortization of beneficial conversion feature as a dividend	(987,457)	(298,425)
Total equity allocation	$987,457	$298,425

The preferred shares and warrants were issued to accredited investors without registration under the Securities Act of 1933 in reliance on an exemption provided by Section 492) of the Securities Act of 1933. No general solicitation was made in connection with the offer or sale of these securities.

Note 12- Related Party Transactions

Fiscal Year Ended September 30, 2008

For the year ended September 30, 2008, a related marketing consultant, a relative of the Chairman of the Board of Directors, has been employed by the Company to oversee the re-organization of the sales and marketing efforts of OGSI.  This related party has been paid $165,000 for the year ended September 30, 2008.

On February 1, 2008, the Company borrowed $50,000 from a company operated by one of the Board of Directors for working capital purposes.  The noted was a six month note that accrued interest at 12% per annum.  The Company paid the principal and accrued interest off on August 20, 2008.  The interest allocated to this note equaled $3,500.

In April 2008, the three independent members of the Board of Directors received 5,000 shares plus $1,000 each for their attendance to the April 2008 Board of Directors meeting.  This stock issuance resulted in 15,000 common shares being issued, valued at $.26 per share.  The value of these shares was $3,900.

In September 2008 the Compensation Committee of the Company’s Board of Directors approved the employment contract for the Chief Financial Officer (“CFO”) and agreed to issue 100,000 shares of common stock at $.22 per share.  The agreement also calls for 100,000 warrants to be issued quarterly to the CFO for the next fiscal year at a price of $.50 per warrant.

Fiscal Year Ended September 30, 2007

In October of 2006, the two non-employee Board members were issued 10,000 shares of common stock each at a price of $.19 per share, as this was the best estimate of fair value at the time of issuance. This resulted in the issue of 20,000 shares of common stock.  A related marketing consultant, who is a relative to the Chairman of the Company, was issued 100,000 shares of common stock for management and marketing services rendered to the Company.  These shares were issued at $.19 per share, as this was the best estimate of fair value at the time of issuance.

In February 2007, Aritex was issued 466,667 shares as compensation for services rendered to the Company in connection with Mr. Mortensen’s services as the CFO of the Company.  These shares were issued at a price of $.35 per share.  In accordance with SFAS 123R, the stock issued was treated as an expense with the appropriate entry to common stock and additional paid-in-capital.  The per share value used was $.35 per share, which was the value at which the private placement was sold in the previous year.  The market value for the first two weeks of February ranged from a high of $.90 to a low of $.55.  The date of the resolution authorizing the issue was February 9, 2007, however, due to the restrictions on the sale of his stock and, fluctuating market values, $.35 per share was determined to be appropriate.

In addition, Aritex loaned the Company $20,000 for working capital on an unsecured basis, which was repaid on September 26, 2007.

Also in April 2007 the Company issued 175,000 shares of common stock to several key management employees of the Company for their services to the Company during its formation. These shares were issued at $.35 per share, which was based on the value of the price paid for treasury stock.

Note 13- Commitments and Contingencies

Leases

The Company leases certain facilities under operating leases, of which rent expense was approximately $81,000 and $48,000 for the years ended September 30, 2008 and 2007, respectively.  Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded using the straight line method over the initial lease term as required by SFAS No. 13, Accounting for Leases, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made.  Generally, this results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years.  The difference between rent expense recognized and actual rent payments is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Future annual minimum lease obligations as of September 30, 2008 are as follows:

	2009	$42,053
	2010	43,198
	2011	44,277

Future minimum lease payments		$$129,528

Note 14- Acquisition of Manufacturing Facility

On March 29, 2007 the Company completed an acquisition of an organic fertilizer plant in Monticello, Mississippi. The purchase consist of $500,000 in cash, 600,000 shares of the Company’s restricted common stock, valued at $210,000 based upon $.35 per share, and promissory notes to the prior owners in the principal amount of $472,210, offset by $20,435 of amounts due to the previous owner as fully described in Note 7. The total recorded for the purchase of the plant was $1,161,776. The purchase price was allocated as follows:

Land	$125,598
Buildings	313,232
Furniture	2,073
Equipment	720,873

Total	$1,161,776

Note 15- Subsequent Events

On October 3, 2008, ANI entered into a $1,500,000 line of credit agreement with Liberty, which replaces the PFC line of credit.  Funds are advanced from Liberty based upon 85% of the eligible accounts receivable at a rate of 1% per annum above the prime rate of interest quoted in the Wall Street Journal (5.00% on September 30, 2008), with a floor of 5%.  There is also a monthly account management fee equal to 1.5% of the average daily outstanding balance during the month.  This line is secured by the accounts receivable, inventories and other assets of ANI.

On December 10, 2008, the Company entered into a note purchase agreement with Conative Capital Management, LLC (“Conative”) in the amount of $250,000.  The outstanding principal of the note is due on June 10, 2009.

Interest shall accrue monthly on the outstanding principal amount of the note, at a rate of eighteen percent (18%) per annum. The interest payments shall be paid in cash on the first business day of each calendar month commencing January 1, 2009.  At the closing of the transaction, the Company issued an aggregate of 44,000 shares of the Company’s common stock to Conative. As additional consideration, the Company will issue to Conative 44,000 additional common stock shares on the first trading day of each calendar month, commencing in January 2009, if any amounts are outstanding under the note. The maximum amount of additional shares will be 264,000 shares of common stock assuming the note is not prepaid prior to the maturity date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 7, 2008 the Audit Committee approved the engagement of Porter Keadle Moore, LLP as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2008.  On September 10, 2008 the Company notified Whitley Penn LLP that it had been dismissed as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ended September 30, 2008.  The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Whitley Penn LLP.   We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended September 30, 2008 or any interim period.  We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended September 30, 2008 our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and properly reported.

Specifically, the Company has had several complex equity type transactions that have historically required audit adjustments to ensure that the transactions are properly valued, accounted for and disclosed. Management has worked towards evaluating and implementing improvements based upon the Sarbanes-Oxley Act of 2002 and is fully reporting under this act.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There were no items required to be disclosed in a Form 8-K during the fourth quarter of the year ended September 30, 2008 that was not disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, as well as their principal offices and positions.

Name	Age	Position

Christopher J. Nichols	42	President & Chairman of the Board of Directors
Dan K. Dunn	41	Secretary, Treasurer & Chief Financial Officer
Lyle J. Mortensen	69	Independent director
Jack Cowan	75	Independent director
Steve Riegler	38	Independent director
Joseph Emas	53	Independent director
Scott Baily	50	Independent director

All of our directors serve until their successors are elected and qualified by our shareholders, or until the earlier of their death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, directors and significant employees:

Christopher J. Nichols (42), is the Chairman, President and CEO of AGWS. From December, 2003 through January, 2006 he was the senior Vice President of Sales for the Private Client Group at Westcap Securities, Inc. in Irvine, CA. From December of 2002 through October, 2003 he was a Vice President with Fisher Investments selling separate accounts to high net-worth individuals. From November, 1997 through October 2002, he was a Registered Representative with Interfirst Capital Corporation in Yorba Linda, CA. From January, 1991 through November of 1997, he was the Director of Sales and Marketing for Sun-Gard West, a regional distributor of solar control products.

Dan K. Dunn (41) is the Chief Financial Officer, Treasurer and Secretary of the Company.  Dan brings over 13 years of progressive accounting experience working in public, construction and manufacturing accounting dealing mostly with early stage companies and helping to formulate the financial strategies to help get them to the next level. He was previously Chief Financial Officer with Janus International Corp, a manufacturer of steel rolling overhead doors, where he helped grow the company from a start up to over $80 million in sales while adding 2 additional manufacturing facilities, 1 distribution center and a foreign joint venture in a 4 year period. Dan is a graduate of West Georgia College and holds a B.B.A. and M.P.A. in Accounting.

Lyle J. Mortensen (69), is a Certified Public Accountant. From June of 1965 until approximately April of 1978 he worked for Touche Ross & Co, now Deloitte & Touche, in the audit and tax departments. From April 1978 until present time he has been self employed as a Certified Public Accountant working mainly in a tax and consulting capacity and serving as the chief financial officer for various small private companies.

Steve Riegler (38), is a Director and has been a private equity investor over the past several years. He has also worked with several non-profit organizations as well as holding advisory roles with Epic Sports and Quicksilver Boardriders USA. He previously served as a professional equity trader at UBS and for 10 years was a specialist for Charles Schwab on the floor of the Pacific Stock Exchange (PCX) in Los Angeles. During his time at the PCX he served on the Board of Governors in 2000. He was also in charge of all major media communications including CNBC, CNN and local Los Angeles radio.

Jack Cowan (75), is a Director and founder of Venture Chemicals, Inc. in Lafayette LA. He brings massive experience in chemical engineering, chemical management and sophisticated manufacturing. He is currently Chairman of the Board of the Venture Group, several small, specialty-based products companies serving a number of markets including oil and gas drilling fluid additives, agricultural products, animal feed additives, etc. Jack has been on various committees and actively involved in multiple professional organizations including the American Chemical Society, the American Petroleum Institute, the National Association of Corrosion Engineers and the Commercial Development Association. Jack is the author or co-author of more than 30 patents and is the author/co-author of numerous technical papers involving both drilling fluids and oilfield production chemicals. Jack has a BS Degree in Chemistry from Midwest University.

Joseph I. Emas (53) Mr. Emas is licensed to practice law in Florida, New Jersey and New York. Since 2001, Mr. Emas has been the senior partner of Joseph I. Emas, P.A. Mr. Emas specializes in securities regulation, corporate finance, mergers and acquisitions and corporate law. Mr. Emas received his Honors B.A. at University of Toronto, Bachelor of Administrative Studies, with distinction, at York University in Toronto, his J.D., cum laude from Nova Southeastern Shepard Broad Law School and his L.L.M. in Securities Regulation at Georgetown University Law Center. Mr. Emas was an Adjunct Professor of Law at Nova Southeastern Shepard Broad Law School. Mr. Emas received the William Smith Award, Pro Bono Advocate for Children in 2000 and the 2006 Child Advocacy Award in Florida and is the author of “Update of Juvenile Jurisdiction Florida Practice in Juvenile Law.” Mr. Emas was been a member of the Juvenile Court Rules Committee for the State of Florida from 1999 through 2006, and currently sits on the Florida Child Advocacy Committee. Mr. Emas is a director of the public company’s HQ Sustainable Maritime Industries, Inc., and Bluefire Ethanol Fuels, Inc.

Scott Bailey (50) Scott A. Baily joined the Sands Brothers Venture Capital Funds I-IV in September, 2005, as Chief Operating Officer (COO), and a Director of the Member–Manager of the Funds.  Mr. Baily’s professional Wall Street experience spans nearly 25 years in a variety of capacities that includes such positions as a Partner and Senior Analyst at JPS Fund Group LLC, a hedge fund (2004-2005); CEO and President of GrandView Partners, a financial advisory firm (2001-2004).  In addition, while a Senior Vice President and Senior Equity Analyst at BlueStone Capital Partners (1996-2001), Mr. Baily was named an All Star Analyst in the Wall Street Journal’s 2000 Survey for his stock-picking ability. Earlier in his career, Mr. Baily worked at Barrow Street Research, Smith Barney, Harris Upham, Inc., and Paine Webber, Jackson & Curtis in a variety of senior positions. Mr. Baily earned a double B.A. degree in Business Administration and Corporate Relations, from Alma College, and did his Graduate work in Business Administration at Central Michigan University and the University of Detroit.  Mr. Bailey serves on the board of directors of AOI Medical, Inc.

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

The following three independent directors, Lyle J. Mortensen, Jack Cowan and Steve Riegler, currently serve as the Company’s separately designated standing Audit Committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with Mr. Mortensen chairing the committee and serving as its financial expert.

The following three independent directors, Lyle J. Mortensen, Jack Cowan and Steve Riegler, currently serve as the Company’s Compensation Committee, with Mr. Cowan chairing the committee.

The following three independent directors, Lyle J. Mortensen, Jack Cowan and Steve Riegler, currently serve as the Company’s Nominating Committee, with Mr. Riegler chairing the committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% Stockholders were complied with during the fiscal year ended September 30, 2008.

Code of Ethics

The Company has adopted a code of ethics that is applicable to our directors and officers. Our code of ethics is available upon request from the Company by writing Advanced Growing Systems, Inc., 3050 Royal Boulevard South, Suite 135, Alpharetta, GA 30022, Attention: Board of Directors.

SUBSEQUENT EXECUTIVE RELATIONSHIPS

On October 13, 2008, the Board of Directors, in a majority vote, elected to terminate the contract of Jon Hammond as President/CEO of Advanced Nurseries.  Mr. Hammond will no longer serve on the Board of Directors for Advanced Growing Systems.

On October 1, 2008 the Compensation Committee approved the hiring of Mark Nichols as President/CEO of OGSI.  Mr. Nichols will be responsible for the overall operations of OGSI as well as continuing to drive the sales efforts for the division.

ITEM 11.  EXECUTIVE COMPENSATION

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	Total ($)

Christopher J. Nichols	2006	$56,000		$ 4,417	$ -			$ -	$ 60,417
President, CEO and Director	2007	165,000							165,000
	2008	180,000						14,148	194,148

Dan K. Dunn	2006								-
Secretary, Treasurer &	2007								-
Chief Financial Officer	2008	120,000		22,000	13,156			12,000	167,156

Jon Hammond	2006	115,705		1,180					116,885
Director & President of ANI	2007	185,000							185,000
	2008	185,000						23,736	208,736

Stock Awards:

The stock awards to Mr. Nichols, Mr. Reiner and Mr. Hammond were stock awards received in connection with the private company prior to the merger into the public company as discussed previously. At formation of the private company it was determined that the stock did not have a market value and the stock was issued at par value of $.001 per share.  The stock given to Mr. Dunn was valued at $.22 per share, the spot price on the date of the agreement.

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

Dan K. Dunn – The Company has entered into a two-year contract with Dan as the Secretary, Treasurer and Chief Financial Officer of the Company beginning August 29, 2008 and ending August 31, 2010, unless terminated sooner.  The agreement may also be extended by mutual written agreement of the Parties. Base pay for Mr. Dunn is set at $120,000 per year. However the Company’s Board of Directors may increase the base pay as deemed warranted by agreement of the Board of Directors. The Board may also see fit to grant increases. He shall participate in any deferred compensation, bonus and/or stock option plans designed and implemented by the Company’s Board of Directors for the benefit of the Company’s key executives and employees.   Mr. Dunn received 100,000 shares of common stock for execution of the agreement.  He is also eligible to received 100,000 warrants at the end of the next four fiscal quarters priced at $.50 per warrant.

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

1.
Stock grant- One hundred eighty thousand (180,000) shares of common stock of ANI shall be issued to Mr. Hammond in ten (10) days of the date of execution of this agreement.  This stock was issued in March of 2006.

2.
In addition, Mr. Hammond was to receive one million (1,000,000) shares of AGWS’s common stock as founders stock, when offered for public sale on or before March 15, 2006.  This stock was issued in March of 2006.

3.
Right of exchange- At any time beginning February 1, 2007 and continuing until December 31, 2008, Mr. Hammond shall have the right to exchange his shares in ANI for publicly-traded shares of AGWS stock.  The exchange rate shall be determined based upon the previous quarters of ANI earnings before interest, taxes, depreciation and amortization (“EBITDA”) times four to reflect annual EBITDA times a multiple of six.  The value of AGWS’s stock shall be determined based upon the average closing price on any stock exchange.

On October 13, 2008, the Board of Directors, in a majority vote, elected to terminate the contract of Jon Hammond as President/CEO of Advanced Nurseries.  Mr. Hammond will no longer serve on the Board of Directors for Advanced Growing Systems.

Director Compensation

AGWS shall pay its Directors a nonrefundable retainer of $5,000 per year, which shall compensate such Director for all time spent preparing for, traveling to (if applicable) and attending Board of Director meetings during the year; provided, however, that if more than three Board meetings require out-of-town travel time, such additional travel time may be billed at a reasonable rate to be determined by the Board of Directors. The retainer shall be provided for portions of the term less than a full calendar year. This retainer may be revised by action of the Board of Directors from time to time. Such revision shall be effective as of the date specified in the resolution for payments not yet made and need not be documented by an amendment to this agreement. Director compensation is for non-AGWS employees only. As a result there will be no additional compensation for Chris Nichols, Dan Dunn or Jon Hammond.

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

Independent directors Jack Cowan, Lyle Mortensen and Steve Riegler have each been awarded 10,000 shares of stock in connection with their activities as members of the Board of Directors. 5,000 shares each were awarded on November 14, 2007 and 5,000 shares each were awarded on April 1, 2008.

YEAR ENDED SEPTEMBER 30, 2008 DIRECTOR COMPENSATION TABLE

					Change in
					Pension Value
				Non-Equity	and Nonqualified
	Fees Earned or			Incentive Plan	Deferred	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings ($)	($)	($)

Christopher J. Nichols	$-	$-				$194,148	$194,148
Jon Hammond						208,736	208,736
Jack Cowan	2,000	2,250					4,250
Lyle Mortensen	2,000	2,250					4,250
Steve Riegler	2,000	3,000					5,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the beneficial owners of more than five percent (5%) of all classes of the voting securities of AGWS. The percentage ownership has been calculated based on 25,756,793 shares of common stock outstanding as of September 30, 2008

		Amount and
		Nature if	Percent of
Title of Class	Name and Title of Beneficial Owner (1)	Beneficial Owner	Class

Common	Christopher J. Nichols, President/CEO of AGSI	4,416,667	17%

1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities

2)	The above owner does not have any additional rights to acquire additional beneficial ownership.

Security Ownership of Management

		Amount and
		Nature if	Percent of
Title of Class	Name and Title of Beneficial Owner (1)	Beneficial Owner	Class

Common	Christopher J. Nichols, President/CEO of AGSI	4,416,667	17.00%
Common	Mark Nichols, President of OGSI	100,000	0.34%
Common	Dan K. Dunn, Secretary, Treasurer and CFO of AGSI	200,000	0.39%
Common	Lyle Mortensen, Independent director	1,287,049	5.00%
Common	Jack Cowan, Independent director	30,000	0.12%
Common	Steve Riegler, Independent director	30,000	0.12%

1)
Management’s security holdings includes shares of common stock and warrants convertible into common stock.  The percent of class includes common stock owned if all warrants are converted to common stock.

Changes in Control.

The Company is unaware of any arrangement that will result in a change in control of the Company or its operating subsidiaries.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions since the beginning of our fiscal year or any proposed transaction in which we were involved in which a related person  had a direct  or indirect material interest where the amount involved or exceeds $120,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the periods ended September 30, 2008 and 2007 were approximately $60,391 and $30,093, respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the year ended September 30, 2007.  For the year ended September 2008 there were $49,950 in fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees”.

Tax Fees: There were no fees for tax services for the period ended September 30, 2008 or 2007.

All Other Fees: Aggregate fees billed for professional services other than those described above were for the fiscal periods ended September 30, 2008 and 2007 were approximately $0 and $22,449 respectively. These fees were primarily for the review of our Form 10-SB.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT	DESCRIPTION

2.1*	Agreement and Plan of Merger and Reorganization by and among Non Lethal Weapons, Inc. and Advanced Growing Systems, Inc.

3.1*	Articles of Incorporation of Advanced Growing Systems, Inc.

3.2*	Bylaws of Advanced Growing Systems, Inc.

10.1*	Series A Convertible Preferred Stock Purchase Agreement dated March 9, 2007

10.2*	Loan Agreement and Security Agreement

10.3*	Letter of Waiver of time for Subsequent Closing

10.4*	Series A Convertible Preferred Stock Purchase Agreement dated May 3, 2007

10.5*	Form of Series A,B,C,D Warrant to Purchase Common Stock attached to Preferred Stock Purchase Agreements

10.6*	Form of Series J Warrant to Purchase Common Stock attached to Preferred Stock Purchase Agreements

10.7*	Form of Convertible Notes Payable to various investors

10.8*	Convertible Promissory Note from TBECK Capital, Inc.

10.9*	Employment Agreement of Chris Nichols

10.10*	Employment Agreement of Jon Hammond

10.11*	Employment Agreement of Martin Reiner

10.12*	Transfer of Listing to the Over-The-Counter Bulletin Board of the National Association of Securities Deales, Inc. Symbol OTC:BB

10.13*	Form of Note and Warrant Purchase Agreement dated February 29, 2008

10.14*	Form of Warrant Exchange Agreement dated May 28, 2008

10.15*	Form of C, D and J Warrant Amendments

10.16*	Form of Certification of Designation for Series C Convertible Preferred Stock

10.17*	Form of Senior Secured Promissory Note dated August 20, 2008

10.18*	Form of Series E, F and G Warrants

10.19*	Letter from Whitley Penn LLP Regarding Change in Independent Registered Public Accounting Firm dated September 11, 2008

10.20*	Plan of Liquidation of Advanced Nurseries, Inc.

10.21**	Employment Agreement of Dan Dunn

10.22**	Amendment of Series A Preferred Stock

21.1**	Subsidiaries of Advanced Growing Systems, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350. as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec. 150, as adopted pursuant to Sec. 203 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

* Previously Filed

** Filed Herein

SIGNATURES

Pursuant to the requirements of Section 12 of the Exchange Act, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED GROWING SYSTEMS, INC.

/s/ Chris J. Nichols
Chris J. Nichols
Principal Executive Officer

Dated: January 13, 2009

ADVANCED GROWING SYSTEMS, INC.

/s/ Dan K. Dunn
Dan K. Dunn
Principal Financial Officer

Dated: January 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Chris J. Nichols	Principal Executive Officer	January 13, 2009
Chris J. Nichols

/s/ Dan K. Dunn	PrincipalFinancial Officer	January 13, 2009
Dan K. Dunn

/s/Lyle J. Mortensen	Independent director	January 13, 2009
Lyle J. Mortensen

/s/ Jack Cowan	Independent director	January 13, 2009
Jack Cowan

/s/ Steve Riegler	Independent director	January 13, 2009
Steve Riegler

/s/ Joseph I. Emas	Independent director	January 13, 2009
Joseph I. Emas

/s/ Scott Baily	Independent director	January 13, 2009
Scott Baily