Form 10-Q
period 2008-12-31
ADVANCED GROWING SYSTEMS, INC.
filed 2009-02-18
CIK 1369608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of February 1, 2009, there were 26,633,093 shares of the Registrant's common stock, par value $0.001, issued and outstanding.

TABLE OF CONTENTS

ITEM1.  Financial Statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $25,286 and $25,143	101,083	100,145
Inventories	4,892	32,420
Other current assets	36,960	-
Assets of discontinued operations	364,917	890,699

Total current assets	507,852	1,023,264

Property and equipment, net	1,945,279	2,064,990
Other assets	9,248	5,068

Total assets	$2,462,379	$3,093,322

Liabilities and stockholders' equity (deficit)
Current liabilities:
Bank overdraft	$30,615	$22,952
Accounts payable and accrued expenses	1,086,711	787,056
Convertible notes payable, net of discount	280,000	280,000
Current portion of notes payable, net of discount	1,192,397	903,422
Current portion of capital lease obligations	1,741	15,759
Liabilities of discontinued operations	2,706,572	2,915,451

Total current liabilities	5,298,036	4,924,640

Long-term notes payable	306,787	328,167
Long-term portion of capital lease obligations	-	37,931

Total liabilities	5,604,823	5,290,738

Minority interest	190	380

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, 50,000,000 authorized, 25,000,000 designated as follows:
Preferred stock, Series A; par value $.001; 10,000,000 designated; 4,750,000
issued and outstanding in 2009 and 2008	4,750	4,750
Preferred stock, Series B; par value $.001; 10,000,000 designated; 3,933,333
and 3,933,333 issued and outstanding in 2009 and 2008	3,933	3,933
Preferred stock, Series C; par value $.001; 15,000,000 designated; 9,235,272
issued and outstanding in 2009 and 2008	9,235	9,235
Common stock; par value $.001; 500,000,000 authorized; 26,636,493 and
25,756,793 issued and outstanding in 2009 and 2008	26,637	25,756
Treasury stock, 357,143 shares at cost	(125,000)	(125,000)
Common stock warrants	-	-
Additional paid-in capital	13,315,796	13,115,429
Accumulated deficit	(16,377,985)	(15,231,899)

Total stockholders' equity (deficit)	(3,142,634)	(2,197,796)

Total liabilities and stockholders' equity	$2,462,379	$3,093,322

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the three months ended
	December 31, 2008 (Unaudited)	December 31, 2007 (Unaudited)

Net sales	$483,313	$196,905

Cost of goods sold	243,526	36,712

Gross profit	239,787	160,193

Administrative expenses:
Operating expenses	712,721	594,019
Occupancy expenses	177,994	21,531
Advertising expenses	6,511	4,437
Depreciation and amortization	80,781	52,347

Total administrative expenses	978,007	672,334

Other expenses:
Interest expense, net	141,596	24,179
Penalty incurred on preferred stock	-	-
Other expenses	(50,637)	12,426

Total other expenses	90,959	36,605

Total expenses	1,068,966	708,939

Loss before income tax benefit	(829,179)	(548,746)

Income tax benefit	-	-

Net loss from continuing operations	(829,179)	(548,746)

Preferred stock dividend	-	-

Discontinued operations (Note 3)
Loss from discontinued operations of
Advanced Nurseries, net of tax	(316,901)	(296,881)

Net loss available to common shareholders	$(1,146,080)	$(845,627)

Net loss per common share:

Continuing operations	$(0.03)	$(0.02)
Discontinued operations	$(0.01)	$(0.02)
Net loss	$(0.04)	$(0.04)

Weighted average shares outstanding	26,068,023	23,773,668

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the three months ended
	December 31, 2008 (Unaudited)	December 31, 2007 (Unaudited)

Operating Activities

Net loss from continuing operations	$(829,179)	$(548,746)
Net loss from discontinued operations	(316,901)	(296,881)
Net loss	(1,146,080)	(845,627)
Adjustments to reconcile net loss from continuing
operations to net cash provided by (used in) operating activities:

Depreciation and amortization	80,781	52,348
Common shares issued for services	158,435	-
Non-cash interest expense	42,812	-
Loss on sale of equipment	(447)	-
Changes in operating assets and liabilities
Accounts receivable	(938)	(56,328)
Inventories	27,528	27,147
Other assets	(41,140)	207
Accounts payable and accrued expenses	302,050	15,138
Net cash provided by (used in) operating activities of discontinued operations	286,909	557,131

Net cash used in operating activities	(290,090)	(249,984)

Investing Activities

Purchases of property and equipment	(8,941)	(104,389)
Net cash provided by (used in) investing activities of
discontinued operations	29,804	(76,658)

Net cash provided by (used in) investing activities	20,863	(181,047)

Financing Activities

Bank overdraft	7,663	-
Proceeds on notes payable	311,728	-
Payments on capital lease obligations	(3,631)	31,588
Payments on note payable	(46,533)	58,526
Net cash provided by (used in) financing activities of
discontinued operations	-	(34,596)

Net cash provided by financing activities	269,227	55,518

Net increase (decrease) in cash and cash equivalents	-	(375,513)

Cash and cash equivalents at beginning of year	-	375,513

Cash and cash equivalents at end of year	$-	$-

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$59,396	$75,170

Supplemental Disclosure of Non-Cash Information

Conversion of convertible notes payable	$-	$430,000
Assets returned under a capital lease	$48,318	$-
Stock issued for interest on convertible notes	$-	$50,559
Warrants issued with convertible notes	$-	$195,605

See accompanying notes to consolidated financial statements

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
December 31, 2008
(Unaudited)

Note 1, Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein there has been no material change in the information disclosed in the notes to consolidated financial statements for the period ended September 30, 2008 included in Advanced Growing Systems, Inc.’s (the “Company”) Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Note 2, Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial losses and has a significant working capital deficit.  The Company intends to generate positive cash flows from operations through increased production and sales of organic fertilizer and financing activities through debt issuances and from warrant exercises by equity holders.  There can be no assurance the Company will be able to obtain this additional capital in the future.  The Company has no other committed sources or arrangements for additional financing as of the time of this report.

Note 3, Discontinued Operations

In September 2008, the Board of Directors approved a plan to close ANI and begin a voluntary liquidation of the remaining assets.  ANI has incurred over $4,300,000 in losses since its inception and the outlook for the nursery industry warranted this decision.  The Level Four drought imposed by the director of the Georgia Environmental Protection Division, which reduced and eliminated outdoor watering, deepening credit crisis and contraction of the housing industry made the outlook for ANI unfavorable.  The outlook for the next two years of operations would result in further losses for a division that has not produced profits to date.  There have been some attempts to sell the nursery to other competitors, but the economic environment did not warrant any offers.

The majority of the assets of the business have been disposed. The remaining assets consist mainly of trade receivables. Trade receivables have been reduced to estimated net realizable.  Plant, property and equipment were also reduced because of the return and sale of remaining vehicles and equipment.  This activity yielded a charge of $112,803 for the return and liquidation of these assets.

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

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
December 31, 2008
(Unaudited)

The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets as of December 31:

	2008	2007

Cash	$1,063	$-
Accounts receivable, net	334,579	1,661,251
Inventories	-	1,977,470
Property and Equipment, net	-	1,027,167
Other assets	-	18,894

Total assets	$335,642	$4,684,782

Accounts payable	2,351,272	2,618,510
Accrued liabilities	147,176	355,464
Line of credit	178,848	714,483
Lease/debt obligations	-	274,342

Total liabilities	$2,677,296	$3,962,799

The following table summarizes certain operating data for discontinued operations for the 3 months ended December 31:

	2008	2007

Net sales	$204,187	$2,288,845

Cost of goods sold	202,072	1,562,537

Gross profit	2,116	726,308

Administrative expenses:
Operating expenses	167,797	814,788
Occupancy expenses	(12,700)	88,882
Advertising expenses	-	1,609
Depreciation and amortization	-	65,412

Total administrative expenses	155,097	970,691

Interest expense	1,117	37,858
Other expense	162,803	14,641

Net loss for discontinued operations	$(316,902)	$(296,881)

Note 4, Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in our fiscal 2008 Form 10-K in Note 3- Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the three months ended December 31, 2008. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
December 31, 2008
(Unaudited)

Note 5, Income Taxes

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

Management has determined that the deferred tax asset may not be realized in the short term. Therefore, due to the short operating history of the Company, management has recorded a valuation allowance to reduce the deferred tax asset to zero. The net operating loss carryovers from the fiscal years ended September 30, 2006, 2007 and 2008 of $825,416, $2,759,322 and $7,571,725 respectively, will expire in 2026, 2027 and 2028, respectively, if not utilized.

Note 6, Notes Payable

In December 2008, the Company issued a junior secured short term note to Conative Capital Management, LLC (“Conative”) for $250,000.  The note is a six month note due on June 10, 2009 and accrues interest at 18%, payable in cash at the end of each month.  The Company issued 44,000 shares of the Company’s common stock valued at $.20 per share, the spot price of the stock at the time of the transaction, at closing of this transaction.   The value of these shares was $8,800.  The Company will also issue 44,000 shares of the Company’s common stock to Conative at the end of each moth that the note is outstanding.  The Company has issued 264,000 shares to be held by an escrow agent to be issued at the end of each month.  The value of these shares was $52,800.

Note 7, Related Party

In December 2008, the Company issued 10,000 shares of common stock to each Board of Directors at $.25 per share, the spot price at the date of the meeting for attendance at the December 14, 2008 Board of Directors meeting.  The 60,000 shares were valued at $15,000.  The Company also issued 50,000 shares of common stock at $.22 per share, the spot price at the date of issuance, to employees of the Company.  These shares had a value of $11,000.  The Company also issued 100,000 warrants at $.50 per warrant, each to the President of Organic Growing Systems, Inc. (“OGSI”) and to the CFO of the Company, per their employment agreements.  The value of these warrants was calculated at $32,656.

Note 8, Stock for Services

The Company issued 56,000 shares at $.23 per share to one of the Company’s SEC attorneys for services rendered in 2008.  The value of these shares were calculated at $12,880.  The Company also issued 90,000 shares and 207,332 shares at $.19 and $.23 per share, respectively, to the other SEC attorney for services rendered in 2008.  The value of these shares was calculated at $17,100 and $47,686, respectively.  The Company also issue 19,368 shares at $.23, the spot price when the offer for stock was made, to a service provider of OGSI in lieu of cash.  These shares were valued at $4,455.  The Company also issued 30,000 shares at $.19 per share, the spot price at the time of the transaction, to the group that brought the Marquette financing to OGSI.  The value of these shares was $5,700.  The Company also issued 44,000 shares at $.20 per share, the spot price at the time of the agreement, to a client based upon the number of tons shipped to the client.  These shares were valued at $8,800.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company had a net loss from continuing operations of $829,179 ($.03 per share) for the three months ended December 31, 2008 compared to a net loss from continuing operations of $548,746 ($.02 per share) for the three months ended December 31, 2007.  Net sales from continuing operations increased $286,408 for the three months ended December 31, 2008, as did all categories of expenses as the Company.  For the three months ended December 31, 2008, interest expense increased $117,417 over the same period ended December 31, 2007.  This increase is due to the amortization and interest paid on the Lamassu note.  Depreciation and amortization expense increased $28,434 for the three months ended December 31, 2008 over the same three month period ended December 31, 2007.  This increase is attributable to adding the second and third manufacturing lines at the Mississippi plant.  Operating expenses for the three month period ended December 31, 2008 increased $118,702 over the three month period ended December 31, 2007.  This increase was generated by the maintenance required at the production facility as well as the increased utility expenses for the facility for the increase in manufacturing.  Overall, management feels that all of the infrastructure, sales and general and administrative expenses are in place to handle the upcoming in-season for the Company.  These levels should not increase over the next three fiscal quarters in order to achieve the projections for the year.

Plan of Operations

OGSI has continued building upon the growth that it experienced in 2007.  For the three months ended December 31, 2008 OGSI increased their revenue approximately $280,000 as compared to the three months ended December 31, 2007.  The increase is due to a more mature sales approach as compared to the re-organization that was taking place last year.  The limitation has been the lack of production capacity due to downtime of the manufacturing lines.  The Company is working on this issue by finding and maintaining an inventory of needed parts and supplies so when the machinery is down it is down for hours instead of days.  Sales have been primarily focused upon sod farmers and municipal entities, but once a consistent production capacity can be obtained the sales force will begin working with larger farmers in an effort to obtain larger volume customers.  The sales team has been pursuing many larger farms and believes that the second quarter will produce year long commitments from some of the larger clients that have been pursued over the last six months.  This is typically considered the planning time for the industry and the Company feels that some of the bigger groups will begin purchasing more of the product to be ready for the fertilization period.

Management feels that by the end of the second fiscal quarter that the manufacturing plant will be consistently producing between 150 and 200 tons per day, once all of the extra parts and supplies are on hand.  The Company has a large feedstock contract with a litter producer in the immediate area who will be able to deliver the feedstock to support the budgeted sales for the year.  This capacity along with the anticipated sales should be able to generate enough gross profit to bring the Company to break even or positive net income.

Liquidity and Capital Resources

At December 31, 2008, we had total current assets of $507,852, consisting primarily of accounts receivable and inventories. Current liabilities of $5,298,036 consisting primarily of accounts payable, accrued expenses and term and convertible notes payable. The Company has accumulated a net loss from inception through December 31, 2008 of $16,377,985. Stockholders’ deficit as of December 31, 2007 was $3,142,624. The Company has recorded gross revenues of $483,313 for the three months ended December 31, 2008.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended December 31, 2008 our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and properly reported.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

ITEM 1A. Risk Factors

There are no material changes to our risk factors previously disclosed on Form 10-K, dated September 30, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

2.1*         Plan of Liquidation of Advanced Nurseries, Inc.

10.1*       Employment Agreement of Dan Dunn

10.2*       Conative Note Purchase Agreement

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

Dated: February 18, 2009

ADVANCED GROWING SYSTEMS, INC.

/s/ Dan K. Dunn
Dan K. Dunn
Principal Financial Officer

Dated: February 18, 2009