Form 10-Q
period 2009-03-31
ADVANCED GROWING SYSTEMS, INC.
filed 2009-05-15
CIK 1369608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 15, 2009, there were 26,910,793 shares of the Registrant's common stock, par value $0.001, issued and outstanding.

ITEM 1.  Financial Statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivilents	$33,754	$-
Accounts receivable, net of allowance for doubtful accounts of $18,753 and $25,143	160,554	100,145
Inventories	31,260	32,420
Other current assets	18,480	-
Assets of discontinued operations	335,641	890,699

Total current assets	579,689	1,023,264

Property and equipment, net	1,851,352	2,064,990
Other assets	9,248	5,068

Total assets	$2,440,289	$3,093,322

Liabilities and stockholders' equity (deficit)
Current liabilities:
Bank overdraft	$-	$22,952
Accounts payable and accrued expenses	1,511,360	787,056
Convertible notes payable, net of discount	280,000	280,000
Current portion of notes payable, net of discount	1,261,912	903,422
Current portion of capital lease obligations	-	15,759
Liabilities of discontinued operations	2,860,898	2,915,451

Total current liabilities	5,914,170	4,924,640

Long-term notes payable	259,603	328,167
Long-term portion of capital lease obligations	-	37,931

Total liabilities	6,173,773	5,290,738

Minority interest	190	380

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, 50,000,000 authorized, 25,000,000 designated as follows:
Preferred stock, Series A; par value $.001; 10,000,000 designated; 4,750,000
issued and outstanding in 2009 and 2008	4,750	4,750
Preferred stock, Series B; par value $.001; 10,000,000 designated; 3,933,333
issued and outstanding in 2009 and 2008	3,933	3,933
Preferred stock, Series C; par value $.001; 15,000,000 designated; 9,235,272
issued and outstanding in 2009 and 2008	9,235	9,235
Common stock; par value $.001; 500,000,000 authorized; 26,910,793 and
25,756,793 issued and outstanding in 2009 and 2008	26,911	25,756
Treasury stock, 357,143 shares at cost	(125,000)	(125,000)
Additional paid-in capital	13,383,299	13,115,429
Accumulated deficit	(17,036,802)	(15,231,899)

Total stockholders' equity (deficit)	(3,733,674)	(2,197,796)

Total liabilities and stockholders' equity	$2,440,289	$3,093,322

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended		Six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Net sales	$938,811	$338,919	$1,422,124	$535,824

Cost of goods sold	700,534	176,990	944,060	213,702

Gross profit	238,277	161,929	478,064	322,122

Administrative expenses:
Operating expenses	336,738	621,953	1,049,459	1,215,972
Occupancy expenses	89,281	90,247	267,275	111,778
Advertising expenses	6,411	1,038	12,922	5,475
Depreciation and amortization	81,110	55,719	161,891	108,066

Total administrative expenses	513,540	768,957	1,491,547	1,441,291

Other (income) expenses:
Interest expense, net	158,729	104,199	300,325	128,378
Penalty incurred on preferred stock	-	63,333	-	63,333
Other (income) expenses	41,223	6,360	(9,414)	18,786

Total other (income) expenses	199,952	173,892	290,911	210,497

Total (income) expenses	713,492	942,849	1,782,458	1,651,788

Loss before income tax benefit	(475,215)	(780,920)	(1,304,394)	(1,329,666)

Income tax benefit	-	-	-	-

Net loss from continuing operations	(475,215)	(780,920)	(1,304,394)	(1,329,666)

Preferred stock dividend	-	-	-	-

Discontinued operations (Note 4)
Loss from discontinued operations of
Advanced Nurseries, net of tax	(183,601)	(400,449)	(500,502)	(697,330)

Net loss available to common shareholders	$(658,816)	$(1,181,369)	$(1,804,896)	$(2,026,996)

Net loss per common share:

Continuing operations	$(0.02)	$(0.03)	$(0.05)	$(0.06)
Discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Net loss	$(0.03)	$(0.05)	$(0.07)	$(0.09)

Weighted average shares outstanding	26,722,789	24,301,584	26,244,721	23,778,771

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the six months ended
	March 31, 2009	March 31, 2008

Operating Activities

Net loss from continuing operations	$(1,304,394)	$(1,329,666)
Net loss from discontinued operations	(500,502)	(697,330)
Net loss	(1,804,896)	(2,026,996)
Adjustments to reconcile net loss from continuing
operations to net cash provided by (used in) operating activities:

Depreciation and amortization	161,891	108,066
Common shares issued for services	226,211	58,170
Non-cash interest expense	42,812	-
Penalty incurred on preferred stock		63,333
Loss on sale of equipment	546	-
Changes in operating assets and liabilities
Accounts receivable	(60,409)	(185,173)
Inventories	1,160	94,244
Other assets	(4,180)	207
Accounts payable and accrued expenses	724,302	237,828
Net cash provided by (used in) operating activities of
discontinued operations	469,594	644,333

Net cash used in operating activities	(261,449)	(1,005,988)

Investing Activities

Purchases of property and equipment	(8,941)	(108,926)
Net cash provided by (used in) investing activities of
discontinued operations	29,804	(62,924)

Net cash used in investing activities	20,863	(171,850)

Financing Activities

Bank overdraft	(22,952)	-
Proceeds on notes payable	373,456	50,000
Payments on capital lease obligations	(5,372)	43,499
Payments on note payable	(70,785)	22,067
Net cash provided by (used in) financing activities of
discontinued operations	-	74,371

Net cash provided by financing activities	274,347	802,325

Net increase (decrease) in cash and cash equivalents	33,761	(375,513)

Cash and cash equivalents at beginning of year	-	375,513

Cash and cash equivalents at end of year	$33,761	$-

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$130,917	$87,660

Supplemental Disclosure of Non-Cash Information

Conversion of convertible notes payable	$-	$430,000
Assets returned under a capital lease	$60,142	$-
Stock issued for interest on convertible notes	$-	$50,559
Warrants issued with convertible notes	$-	$195,605

See accompanying notes to consolidated financial statements

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
March 31, 2009
(Unaudited)

Note 1, Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein there has been no material change in the information disclosed in the notes to consolidated financial statements for the period ended September 30, 2008 included in Advanced Growing Systems, Inc.’s (the “Company”) Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Note 3, Discontinued Operations

In September 2008, the Board of Directors approved a plan to close Advanced Nurseries, Inc. (“ANI”) and begin a voluntary liquidation of the remaining assets.  ANI has incurred over $4,500,000 in losses since its inception and the outlook for the nursery industry warranted this decision.  The Level Four drought imposed by the director of the Georgia Environmental Protection Division, which reduced and eliminated outdoor watering, deepening credit crisis and contraction of the housing industry made the outlook for ANI unfavorable.  The future outlook for operations would result in additional losses for a division that has not produced profits to date.  There have been some attempts to sell the nursery to other competitors, but the economic environment did not warrant any offers.

The majority of the assets of the business have been disposed. The remaining assets consist mainly of cash and trade receivables. Trade receivables have been reduced to estimated net realizable value.  All leased and financed vehicles have been returned to the original parties.  ANI has received notices from the Northern Georgia District of Bankruptcy Court forcing it into an involuntary bankruptcy under the laws of bankruptcy court.  Management is completing its submission of all necessary responses to the court.

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
December 31, 2008
(Unaudited)

The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets as of March 31:

	2009	2008

Cash	$1,063	$-
Accounts receivable, net	334,579	1,661,251
Inventories	-	1,977,470
Property and Equipment, net	-	1,027,167
Other assets	-	18,894

Total assets	$335,642	$4,684,782

Accounts payable	2,505,598	2,618,510
Accrued liabilities	147,176	355,464
Line of credit	208,124	714,483
Lease/debt obligations	-	274,342

Total liabilities	$2,860,898	$3,962,799

The following table summarizes certain operating data for discontinued operations for the six months ended March 31:

	2009	2008

Net sales	$204,187	$4,039,364

Cost of goods sold	236,521	2,789,289

Gross profit (loss)	(32,334)	1,250,075

Administrative expenses:
Operating expenses	260,294	1,549,178
Occupancy expenses	(11,138)	166,766
Advertising expenses	35	7,785
Depreciation and amortization	-	131,440

Total administrative expenses	249,191	1,855,169

Loss from operations	(281,525)	(605,094)

Interest expense	7,101	61,146
Other expense	211,876	31,090

Net loss for discontinued operations	$(500,502)	$(697,330)

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
March 31, 2009
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

Note 6, Notes Payable

In December 2008, the Company issued a junior secured short term note to Conative Capital Management, LLC (“Conative”) for $250,000.  The note is a six month note due on June 10, 2009 and accrues interest at 18%, payable in cash at the end of each month.  The Company issued 44,000 shares of the Company’s common stock valued at $.20 per share, the spot price of the stock at the time of the transaction, at closing of this transaction.   The value of these shares was $8,800.  The Company will also issue 44,000 shares of the Company’s common stock to Conative at the end of each month that the note is outstanding.  The Company has issued 264,000 shares to be held by an escrow agent to be issued at the end of each month.  The value of these shares was $52,800.  As of March 31, 2009 there has been 132,000 shares issued by the escrow agent to Conative.

Note 7, Related Party

In March 2009 the Company issued 100,000 warrants, at $.50 per warrant, each to the President of Organic Growing Systems, Inc. (“OGSI”) and to the CFO of the Company, per their employment agreement.  The value of these warrants was calculated at $11,418.

In December 2008, the Company issued 10,000 shares of common stock to each Board of Directors at $.25 per share, the spot price at the date of the meeting for attendance at the December 14, 2008 Board of Directors meeting.  The 60,000 shares were valued at $15,000.  The Company also issued 50,000 shares of common stock at $.22 per share, the spot price at the date of issuance, to employees of the Company.  These shares had a value of $11,000.  The Company also issued 100,000 warrants at $.50 per warrant, each to the President of OGSI and to the CFO of the Company, per their employment agreements.  The value of these warrants was calculated at $32,656.

Note 8, Stock for Services

During the second quarter the Company issued 17,900 shares at $.19 per share, the spot price at time of issuance, to a company providing marketing materials for the Company. The value of these shares was calculated at $3,401. The Company also issued 24,000 shares at $.25 per share, the spot price at time of issuance, to a client based upon the number of tons shipped to the client. These shares were valued at $6,000. The Company also issued 4,000 shares at $.26 per share, the spot price at the end of February when services were rendered, for information technology services rendered. These shares were valued at $1,040. The Company also issued 70,000 shares at $.19 per share, the spot price at the end of February, to one of the Company’s SEC attorneys for services rendered. These shares were valued at 13,300. The Company also issued 153,400 shares at a price per share ranging from $.14 to $.25 for invoices due to a raw material supplier dated from December 31, 2008 and January 31, 2009. These shares were valued at $31,368.

During the first quarter the Company issued 56,000 shares at $.23 per share to one of the Company’s SEC attorneys for services rendered in 2008. These shares were calculated at $12,880. The Company also issued 90,000 shares and 207,332 shares at $.19 and $.23 per share, respectively, to the other SEC attorney for services rendered in 2008. The value of these shares was calculated at $17,100 and $47,686, respectively. The Company also issue 19,368 shares at $.23, the spot price when the offer for stock was made, to a service provider of OGSI in lieu of cash. These shares were valued at $4,455. The Company also issued 30,000 shares at $.19 per share, the spot price at the time of the transaction, to the group that brought the Marquette financing to OGSI. The value of these shares was $5,700. The Company also issued 44,000 shares at $.20 per share, the spot price at the time of the agreement, to a client based upon the number of tons shipped to the client. These shares were valued at $8,800.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Advanced Growing’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Advanced Growing through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Advanced Growing undertakes no obligation to update or revise any forward-looking statements.

Results of Operations

The Company had a net loss from continuing operations of $475,215 ($.02 per share) for the three months ended March 31, 2009 compared to a net loss from continuing operations of $780,920 ($.03 per share) for the three months ended March 31, 2008.  For the six months ended March 31, 2009 the Company had a net operating loss of $1,304,394 compared to $1,329,666 for the six months ended March 31, 2008.  Net sales from continuing operations increased $599,892, or 177%, for the three months ended March 31, 2009, as did all categories of expenses as the Company.  Net sales for the six months ended March 31, 2009 increased $886,300 over the six month period ended March 31, 2008.  Cost of goods sold increased $523,544 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  For the six months ended March 31, 2009 the cost of goods sold increased $730,358 compared to the six months ended March 31, 2008.  This increase is attributable to an increase in sales, as well as the Company using a contract manufacturer to help fulfill several customer’s orders resulting in a lower gross margin on those sales.  For the three months ended March 31, 2009, interest expense increased $54,530 over the same period ended March 31, 2008.  For the six months ended March 31, 2009 interest expense increased $171,947 over the same six month period ended March 31, 2008.  This increase is due to the amortization and interest paid on the Lamassu note.  Depreciation and amortization expense increased $25,391 for the three months ended March 31, 2009 over the same three month period ended March 31, 2008.  For the six months ended March 31, 2009 depreciation and amortization increased $53,825 compared to the six months ended March 31, 2008.  This increase is attributable to the addition of the second and third manufacturing lines at the Mississippi plant.  Operating expenses for the three month period ended March 31, 2009 decreased $285,215 over the three month period ended March 31, 2008. For the six months ended March 31, 2009 operating expenses decreased $166,513 compared to the six months ended March 31, 2008.  These decreases are attributable to closing the Houston, TX warehouse and well as cutting back on sales, general and administration expenses.  Overall, management feels that all of the infrastructure, sales and general and administrative expenses are in place to handle the upcoming in-season for the Company.  These levels are not expected to increase over the next three fiscal quarters in order to achieve the projections for the year.

Plan of Operations

For the three months ended March 31, 2009 OGSI increased their revenue $475,215 as compared to the three months ended March 31, 2008.  For the six months ended March 31, 2009 revenues increased $780,920 over the six months ended March 31, 2008.  The increase is due to a more mature sales approach as well as the customers learning the benefits of using our product as compared to synthetic fertilizers.  Management feels that revenues could have been even higher if the manufacturing facility had a more dependable manufacturing process.  Sales for the first six months of 2009 have exceeded the sales for all of fiscal 2008 of 1,286,860.  Management is working with an engineering firm to improve the up front problems of the manufacturing process.  In the past, the emphasis was placed on the back end of the manufacturing process to ensure that the end product was consistent and to specifications.  The engineering firm changed this emphasis to the front end to eliminate damaging materials from entering the production process.  By changing this emphasis the raw materials entering the production process is consistent and will lead to fewer downtimes as a result of the machinery now processing a uniform raw material from the beginning of the process.  The sales team is continuing to discuss the positives of the organic fertilizer products. Sales have been primarily focused upon sod farmers and municipal entities, but once a consistent production capacity can be obtained the sales force will begin working with larger farmers in an effort to obtain larger volume customers.  The sales team has been pursuing many larger farms and believes that the third quarter will produce year long commitments from some of the larger clients that have been pursued over the last six months.  This is typically considered the planning time for the industry and the Company feels that some of the bigger groups will begin purchasing more of the product to be ready for the fertilization period.  For the last twelve months, the sales team has been able to sell all of the fertilizer product produced or available to be sold.  They feel that they can continue to sell all of the finished goods produced and maintain a backlog of potential sales.

Management feels that the engineering firm will have the necessary changes made to the facility by the middle part of May and will be well on their way to getting the production capacity to the 150-200 tons per day before the end of May.  The engineering firm will be paid in Company stock, up to $500,000, for services rendered in increasing manufacturing capacity.  The engineering firm will also share in a percentage of gross margin dollars once it gets per day production capacity above 100 tons per day.  This capacity along with the anticipated sales should be able to generate enough gross profit to bring the Company to break even or positive net income.

Liquidity and Capital Resources

At March 31, 2009, we had total current assets of $579,689, consisting primarily of accounts receivable and inventories. Current liabilities of $5,914,170 consisting primarily of accounts payable, accrued expenses and term and convertible notes payable. The Company has accumulated a net loss from inception through March 31, 2009 of $17,036,082. Stockholders’ deficit as of March 31, 2008 was $3,733,674. The Company has recorded gross revenues of $1,422,124 for the six months ended March 31, 2009.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended March 31, 2009 our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and properly reported.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended March 31, 2009.

ITEM 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no Matters submitted to a Vote of Security Holders during the period ended March 31, 2009.

ITEM 5. Other Information

There is no information required to be disclosed under this item which was not previously disclosed.

ITEM 6. Exhibits

31.1       Certification of Christopher J. Nichols, Principal Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2       Certification of Dan K. Dunn, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec. 150, as adopted pursuant to Sec. 203 of the Sarbanes-Oxley Act of 2002

32.1       Certification of Christopher J. Nichols, Principal Executive Officer pursuant to 18 U.S.C. Sec1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

32.2       Certification of Dan K. Dunn, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED GROWING SYSTEMS, INC.

/s/ Chris J. Nichols
Chris J. Nichols
Principal Executive Officer

Dated: May 15, 2009

ADVANCED GROWING SYSTEMS, INC.

/s/ Dan K. Dunn
Dan K. Dunn
Principal Financial Officer

Dated: May 15, 2009