Form 10-Q
period 2009-06-30
ADVANCED GROWING SYSTEMS, INC.
filed 2009-08-14
CIK 1369608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from __________ to __________

Commission file number 000-52572

ADVANCED GROWING SYSTEMS, INC.
(Name of Registrant as specified in its charter)

Nevada	20-4281128
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification Number)

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
Yes ☐ No ☒

As of August 14, 2009, there were 27,230,392 shares of the Registrant's common stock, par value $0.001, issued and outstanding.

ITEM 1.  Financial Statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivilents	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $18,753 and $25,143	80,771	100,145
Inventories	6,357	32,420
Assets of discontinued operations	335,642	890,699

Total current assets	422,770	1,023,264

Property and equipment, net	1,772,827	2,064,990
Other assets	9,255	5,068

Total assets	$2,204,852	$3,093,322

Liabilities and stockholders' equity (deficit)
Current liabilities:
Bank overdraft	$16,038	$22,952
Accounts payable and accrued expenses	1,753,427	787,056
Convertible notes payable, net of discount	280,000	280,000
Current portion of notes payable, net of discount	1,503,085	903,422
Current portion of capital lease obligations	-	15,759
Liabilities of discontinued operations	2,860,898	2,915,451

Total current liabilities	6,413,448	4,924,640

Long-term notes payable	237,399	328,167
Long-term portion of capital lease obligations	-	37,931

Total liabilities	6,650,847	5,290,738

Minority interest	190	380

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, 50,000,000 authorized, 25,000,000 designated as follows:
Preferred stock, Series A; par value $.001; 10,000,000 designated; 4,750,000
issued and outstanding in 2009 and 2008	4,750	4,750
Preferred stock, Series B; par value $.001; 10,000,000 designated; 3,933,333
issued and outstanding in 2009 and 2008	3,933	3,933
Preferred stock, Series C; par value $.001; 15,000,000 designated; 9,235,272
issued and outstanding in 2009 and 2008	9,235	9,235
Common stock; par value $.001; 500,000,000 authorized; 26,910,793 and
25,756,793 issued and outstanding in 2009 and 2008	26,911	25,756
Treasury stock, 357,143 shares at cost	(125,000)	(125,000)
Additional paid-in capital	13,388,403	13,115,429
Accumulated deficit	(17,754,417)	(15,231,899)

Total stockholders' equity (deficit)	(4,446,185)	(2,197,796)

Total liabilities and stockholders' equity	$2,204,852	$3,093,322

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended		Nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales	$263,403	$375,810	$1,685,527	$911,634

Cost of goods sold	208,918	208,804	1,152,978	422,506

Gross profit	54,485	167,006	532,549	489,128

Administrative expenses:
Operating expenses	529,002	562,188	1,578,461	1,778,160
Occupancy expenses	45,310	132,394	312,585	244,172
Advertising expenses	1,860	1,910	14,782	7,385
Depreciation and amortization	78,525	42,411	240,416	150,477

Total administrative expenses	654,697	738,903	2,146,244	2,180,194

Other (income) expenses:
Interest expense, net	121,286	741,567	421,611	869,945
Penalty incurred on preferred stock	-	-	-	63,333
Other (income) expenses	(3,876)	6,660	(13,290)	25,446

Total other (income) expenses	117,410	748,227	408,321	958,724

Total (income) expenses	772,107	1,487,130	2,554,565	3,138,918

Loss before income tax benefit	(717,622)	(1,320,124)	(2,022,016)	(2,649,790)

Income tax benefit	-	-	-	-

Net loss from continuing operations	(717,622)	(1,320,124)	(2,022,016)	(2,649,790)

Preferred stock dividend	-	(599,686)	-	(599,686)

Discontinued operations (Note 4)
Loss from discontinued operations of
Advanced Nurseries, net of tax	-	(294,666)	(500,502)	(991,996)

Net loss available to common shareholders	$(717,622)	$(2,214,476)	$(2,522,518)	$(4,241,472)

Net loss per common share:

Continuing operations	$(0.03)	$(0.08)	$(0.07)	$(0.14)
Discontinued operations	$-	$(0.01)	$(0.02)	$(0.04)
Net loss	$(0.03)	$(0.09)	$(0.09)	$(0.18)

Weighted average shares outstanding	26,910,792	24,445,451	26,859,648	23,997,088

See accompanying notes to consolidated financial statements

Advanced Growing Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the nine months ended
	June 30, 2009	June 30, 2008

Operating Activities

Net loss from continuing operations	$(2,022,016)	$(2,649,824)
Net loss from discontinued operations	(500,502)	(991,996)
Net loss	(2,522,518)	(3,641,820)
Adjustments to reconcile net loss from continuing
operations to net cash provided by (used in) operating activities:

Depreciation and amortization	240,416	150,477
Common shares issued for services	231,316	63,030
Non-cash interest expense	50,437	852,486
Penalty incurred on preferred stock	-	63,333
Loss on sale of equipment	546	-
Changes in operating assets and liabilities
Accounts receivable	19,374	(185,888)
Inventories	26,063	86,159
Other assets	(4,187)	1,145
Accounts payable and accrued expenses	966,366	258,832
Net cash provided by (used in) operating activities of
discontinued operations	469,594	1,004,578

Net cash used in operating activities	(522,593)	(1,347,668)

Investing Activities

Purchases of property and equipment	(8,941)	(279,685)

Net cash provided by (used in) investing activities of
discontinued operations	29,804	62,550

Net cash used in investing activities	20,863	(217,135)

Financing Activities

Bank overdraft	(6,914)	-
Proceeds from exercise of warrants	-	500,000
Proceeds on notes payable	610,878	585,000
Payments on capital lease obligations	(5,372)	26,094
Payments on note payable	(96,862)	29,429
Net cash provided by (used in) financing activities of
discontinued operations	-	48,767

Net cash provided by financing activities	501,730	1,189,290

Net increase (decrease) in cash and cash equivalents	-	(375,513)

Cash and cash equivalents at beginning of year	-	375,513

Cash and cash equivalents at end of year	$-	$-

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$150,214	$141,841

Supplemental Disclosure of Non-Cash Information

Conversion of convertible notes payable	$-	$430,000
Assets returned under a capital lease	$60,142	$-
Stock issued for interest on convertible notes	$-	$50,559
Warrant re-pricing recorded as preferred stock dividend	$-	$599,652
Cashless warrant exercise as preferred stock dividend	$-	$1,637,500
Warrants issued with Series A Convertible preferred stock	$-	$602,713
Warrants issued with Series A Convertible common stock	$-	$169,745

See accompanying notes to consolidated financial statements

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
June 30, 2009
(Unaudited)

Note 1, Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein there has been no material change in the information disclosed in the notes to consolidated financial statements for the period ended September 30, 2008 included in Advanced Growing Systems, Inc.’s (the “Company”) Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Note 2, New Accounting Pronouncements

Effective January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value under generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued Staff Position No. 157-2, (“FSP 157-2”) which delayed the January 1, 2008 effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those already being recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of these standards had no effect on our results of operations, financial position, or cash flows.

Effective January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  The adoption of EITF 03-6-1 had no effect on our results of operations, financial position, or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not anticipate the adoption of SFAS 162 will have a material, if any, effect on our results of operations, financial position, or cash flows.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009.  We will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 and currently do not expect that such adoption will have a material, if any, effect on our results of operations, financial position, or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 165, Subsequent Events.  SFAS No. 165 establishes principles and requirements for subsequent events, setting forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of SFAS no. 165 did not have a material effect on the Company's consolidated financial condition or results of operations.

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
June 30, 2009
(Unaudited)

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”), and issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No.162” (“SFAS 168”).  SFAS 168 replaces SFAS 162 to establish the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS168 to have an impact on our financial position or results of operations.

We do not believe that any other recently issued, but not yet effective, accounting or reporting standards if currently adopted would have a material effect on our financial statements

Note 3, Going Concern

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

Note 4, Discontinued Operations

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

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
June 30, 2009
(Unaudited)

The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets as of June 30:

	2009	2008

Cash	$1,063	$-
Accounts receivable, net	334,579	1,292,830
Inventories	-	1,496,803
Property and Equipment, net	-	941,193
Other assets	-	18,894

Total assets	$335,642	$3,749,720

Accounts payable	2,505,598	2,343,252
Accrued liabilities	147,176	284,471
Line of credit	208,124	782,941
Lease/debt obligations	-	286,193

Total liabilities	$2,860,898	$3,696,857

The following table summarizes certain operating data for discontinued operations for the nine months ended June 30:

	2009	2008

Net sales	$204,187	$6,381,664

Cost of goods sold	236,521	4,435,401

Gross profit (loss)	(32,334)	1,946,263

Administrative expenses:
Operating expenses	260,294	2,326,823
Occupancy expenses	(11,138)	269,782
Advertising expenses	35	13,280
Depreciation and amortization	-	197,977

Total administrative expenses	249,192	2,807,862

Loss from operations	(281,525)	(861,599)

Interest expense	7,101	93,463
Other expense	211,876	36,934

Net loss for discontinued operations	$(500,502)	$(991,996)

Note 5, Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in our fiscal 2008 Form 10-K in Note 3- Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the three months ended June 30, 2009. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

ADVANCED GROWING SYSTEMS, INC AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
June 30, 2009
(Unaudited)

Note 6, Income Taxes

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

Management has determined that the deferred tax asset may not be realized in the short term. Therefore, due to the short operating history of the Company, management has recorded a valuation allowance to reduce the deferred tax asset to zero. The net operating loss carryovers from the fiscal years ended September 30, 2006, 2007 and 2008 of $825,416, $2,759,322 and $6,936,631 respectively, will expire in 2026, 2027 and 2028, respectively, if not utilized.

Note 7, Notes Payable

On June 30, 2009, the Company and Conative Capital Management, LLC (“Conative”), agreed to extend the December 2008 $250,000 junior secured short term note until October 10, 2009.  Conative has agreed to capitalize the accrued interest of $7,625.  The extended note will have a new principal payment of $300,000, which will be due on October 10, 2009.  The new principal amount includes interest accruing from June 10, 2009 to October 10, 2009.  On June 13, 2009, Lamassu Capital Management assigned its $1,000,000 senior secured promissory note (“Promissory Note”) dated August 20, 2008, due on August 20, 2009, to enVentive Solutions, Inc. (“enVentive”).  Lamassu assigns all rights, titles and interests as described in the Promissory Note to enVentive.

In December 2008, the Company issued a junior secured short term note to Conative for $250,000.  The note is a six month note due on June 10, 2009 and accrues interest at 18%, payable in cash at the end of each month.  The Company issued 44,000 shares of the Company’s common stock valued at $.20 per share, the spot price of the stock at the time of the transaction, at closing of this transaction.   The value of these shares was $8,800.  The Company will also issue 44,000 shares of the Company’s common stock to Conative at the end of each month that the note is outstanding.  The Company has issued 264,000 shares to be held by an escrow agent to be issued at the end of each month.  The value of these shares was $52,800.  As of June 30, 2009 all of the 264,000 shares have been released by the escrow agent to Conative.

Note 8, Related Party

In June 2009 the Company issued 100,000 warrants, at $.50 per warrant, to the CFO of the Company, per his employment agreement.  The value of these warrants was calculated at $5,110.

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
June 30, 2009
(Unaudited)

Note 9, Stock for Services

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

Note 10, Subsequent Events

On July 1, 2009, the Company entered into a binding letter of intent (“Letter of Intent”) with enVentive.  Pursuant to the Letter of Intent, enVentive and the Company will commence the negotiation and preparation of a definitive share purchase agreement (“Definitive Agreement”) whereby the Company will receive 100% of the issued and outstanding shares of enVentive in exchange for common stock of the Company representing approximately 85% of the outstanding shares of common stock on a fully diluted basis on or before September 1, 2009.  Pursuant to the Letter of Intent, enVentive will become a wholly-owned subsidiary of the Company. In addition, an additional 7.5% earn-out provision will be available for the shareholders of the Company over a 28 month period.

On July 20, 2009 the Company and enVentive entered into a waiver agreement of the Promissory Note whereby all unpaid accrued interest shall be waived.  This waiver also extends the maturity date of the Promissory Note to February 20, 2009 and waives all interest payments during the extension period.

We have performed an evaluation of subsequent events through August 14, 2009, which is the date the financial statements were issued.

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

Results of Operations

The Company had a net loss from continuing operations of $717,622 ($.03 per share) for the three months ended June 30, 2009 compared to a net loss from continuing operations of $1,320,124 ($.08 per share) for the three months ended June 30, 2008.
For the nine months ended June 30, 2009 the Company had a net operating loss of $2,022,016 compared to $2,649,790 for the nine months ended June 30, 2008.  Net sales from continuing operations decreased $112,407, or 30%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

 Net sales for the nine months ended June 30, 2009 increased $773,893, or 85% over the nine month period ended June 30, 2008.  Cost of goods sold increased $114 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  For the nine months ended June 30, 2009 the cost of goods sold increased $730,472 compared to the nine months ended June 30, 2008.  This increase is attributable to an increase in sales, as well as the Company using a contract manufacturer to help fulfill several customer’s orders resulting in a lower gross margin on those sales.

For the three months ended June 30, 2009, interest expense decreased $620,281 over the same period ended June 30, 2008.  For the nine months ended June 30, 2009 interest expense decreased $448,334 over the same nine month period ended June 30, 2008.  This decrease is due to the amortization and interest expensed on the cashless warrant exchange with Vision Capital Advisors.

Depreciation and amortization expense increased $36,114 for the three months ended June 30, 2009 over the same three month period ended June 30, 2008.  For the nine months ended June 30, 2009 depreciation and amortization increased $89,939 compared to the nine months ended June 30, 2008.  This increase is attributable to the addition of the second and third manufacturing lines at the Mississippi plant.

Operating expenses for the three month period ended June 30, 2009 decreased $33,186 over the three month period ended June 30, 2008. For the nine months ended June 30, 2009 operating expenses decreased $199,699 compared to the nine months ended June 30, 2008.  These decreases are attributable to closing the Houston, TX warehouse and well as cutting back on sales, general and administration expenses.

Overall, management feels that all of the infrastructure, sales and general and administrative expenses are in place to handle the upcoming in-season for the Company.  These levels are not expected to increase over the next three fiscal quarters in order to achieve the projections for the year.

Plan of Operations

For the three months ended June 30, 2009 OGSI decreased their revenue $112,407 as compared to the three months ended June 30, 2008.  For the nine months ended June 30, 2009 revenues increased $773,893 over the nine months ended June 30, 2008.  The decrease for the three months ended June 30, 2009 is attributable to the manufacturing facility being re-engineered by enVentive Solutions, (“enVentive”) to repair the upfront manufacturing process to remove debris from entering the manufacturing area.  This re-engineering will reduce the amount of downtime as well as the amount of repairs needed for broken machinery due to non-conforming materials getting into the process.

The increase in revenues for the nine months ended June 30, 2009 over June 30, 2008 is due to a more mature sales approach as well as the customers learning the benefits of using our product as compared to synthetic fertilizers.  Management feels that revenues could have been even higher if the manufacturing facility had a more dependable manufacturing process.

Sales for the first nine months of 2009 have exceeded the sales for all of fiscal 2008 of $1,286,860.  The sales team is continuing to discuss the positives of the organic fertilizer products. Sales have been primarily focused upon sod farmers and municipal entities, but once a consistent production capacity can be obtained the sales force will begin working with larger farmers in an effort to obtain larger volume customers.  The sales team has been pursuing many larger farms and believes that the third quarter will produce year long commitments from some of the larger clients that have been pursued over the last nine months.  This is typically considered the planning time for the industry and the Company feels that some of the bigger groups will begin purchasing more of the product to be ready for the fertilization period.  For the last twelve months, the sales team has been able to sell all of the fertilizer product produced or available to be sold.  They feel that they can continue to sell all of the finished goods produced and maintain a backlog of potential sales.

Management feels that the engineering firm will have the necessary changes made to the facility by the middle part of July and will be well on their way to getting the production capacity to the 150-200 tons per day before the end of August.  The engineering firm will be paid in Company stock, up to $500,000, for services rendered in increasing manufacturing capacity.  The engineering firm will also share in a percentage of gross margin dollars once it gets per day production capacity above 100 tons per day.  This capacity along with the anticipated sales should be able to generate enough gross profit to bring the Company to break even or positive net income.

The Company has also introduced a new product into the marketplace called Organisan II-YS.  The product acts as an adjuvant and its natural, environmentally friendly active ingredients are designed for use in combination with fungicides, insecticides, miticides and nutritional sprays.  Management feels that this product will add a significant revenue opportunity that could eclipse the current fertilizer product in a two to three year period.  The product is available in mass quantities and the Company has an exclusive agreement set up with the manufacturer to only sell the product to OGSI.  The sales team will initially target turf and sod growers as well as golf courses.

Liquidity and Capital Resources

At June 30, 2009, we had total current assets of $422,770, consisting primarily of accounts receivable and inventories. Current liabilities of $6,413,448 consisting primarily of accounts payable, accrued expenses and term and convertible notes payable. The Company has accumulated a net loss from inception through June 30, 2009 of $17,754,417. Stockholders’ deficit as of June 30, 2009 was $4,446,185. The Company has recorded gross revenues of $1,685,527 for the nine months ended June 30, 2009.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period ended June 30, 2009 our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and properly reported.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended June 30, 2009.

ITEM 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no Matters submitted to a Vote of Security Holders during the period ended June 30, 2009.

ITEM 5. Other Information

There is no information required to be disclosed under this item which was not previously disclosed.

ITEM 6. Exhibits

31.1     Certification of Christopher J. Nichols, Principal Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Dan K. Dunn, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec. 150, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

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

Dated: August 14, 2009

ADVANCED GROWING SYSTEMS, INC.

/s/ Dan K. Dunn
Dan K. Dunn
Principal Financial Officer

Dated: August 14, 2009